Form 10-Q
period 1995-01-01
ADAC LABORATORIES
filed 1995-02-15
CIK 313798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to _____________

Commission file number 0-9428

                               ADAC LABORATORIES
                               ---- ------------
            (Exact name of registrant as specified in its charter)

                California                       94-1725806
                ----------                       ----------
          (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)      Identification No.)

                540 Alder Drive
             Milpitas, California                95035
             --------------------                -----
   (Address of principal executive offices)    (Zip Code)

                                (408) 321-9100
                                --------------
              (Registrant's telephone number including area code)

                                Not Applicable
                                --- ----------
                    (Former name, former address and former
                    fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Number of shares of Common Stock, no par value, outstanding at February 1, 1995, 16,155,760.

(This document contains a total of 14 pages)

(Exhibit Index located on page 11)

                               ADAC LABORATORIES
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                  January 1,   October 2,
                                                     1995         1994
                                                 (Unaudited)
                                                 -----------   ----------
ASSETS
Current Assets:
   Cash and cash equivalents                     $   4,307     $  7,203
   Accounts receivable, net of allowance
     for returns and doubtful accounts              48,063       45,173
   Notes receivable                                  4,172
   Inventories                                      23,914       22,600
   Deferred income tax, net of long-term portion    12,790       14,877
   Prepaid expenses and other current assets         3,278        2,243
                                                    ------       ------

           Total current assets                     96,524       92,096

Service parts, net                                  13,592       13,300
Fixed assets, net                                    5,826        5,515
Other assets                                        11,721       10,692
                                                    ------       ------

Total Assets                                      $127,663     $121,603
                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                  $  4,700     $
   Accounts payable                                 18,335       18,260
   Dividends payable                                 1,942        1,904
   Deferred revenues                                 7,152        6,447
   Other accrued liabilities                        15,860       16,947
                                                    ------       ------

           Total current liabilities                47,989       43,558

Non-current liabilities and deferred credits         4,190        3,379
                                                    ------       ------

Total Liabilities                                   52,179       46,937
                                                    ======       ======

SHAREHOLDERS' EQUITY:
Common stock, no par value:
     Authorized:  25,000,000 shares
     Issued and outstanding: 16,122,162
       at January 1, 1995 and 16,046,579
       at October 2, 1994                           97,463       97,086
  Accumulated deficit                              (21,686)     (22,174)
  Translation adjustment                              (293)        (246)
                                                   --------      -------

Total Shareholders' Equity                          75,484       74,666
                                                   -------      -------

Total Liabilities and Shareholders' Equity       $ 127,663     $121,603
                                                 =========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
                                  -----------



                                                       Three
                                                   Months Ended
                                                   ------------

                                               January 1,    January 2,
                                                  1995          1994
                                                  ----          ----
REVENUES:
  Net product sales                            $  34,638     $  37,089
  Field service                                    9,594         9,457
                                               ---------     ---------

                                                  44,232        46,546
COST OF REVENUES:
  Product sales                                   20,660        19,914
  Field service                                    6,902         6,762
                                               ---------     ---------

                                                  27,562        26,676
                                               ---------     ---------

GROSS PROFIT                                      16,670        19,870

Operating Expenses:
  Marketing and sales                              8,099         8,651
  Research and development                         2,915         2,916
  General and administrative                       1,821         1,828
                                               ---------     ---------

                                                  12,835        13,395
                                               ---------     ---------

  Operating income                                 3,835         6,475
                                               ---------     ---------

Other income (expense):
  Litigation defense costs                                        (500)
  Interest and other income (expense), net          ( 97)         ( 73)
                                               ----------    ----------
                                                    ( 97)         (573)
                                               ----------    ----------

INCOME BEFORE INCOME TAXES                         3,738         5,902

Provision for income taxes                         1,308           590
                                               ---------     ---------

NET INCOME                                     $   2,430     $   5,312
                                               =========     =========

Net income per share                           $    0.15     $    0.32
                                               =========     =========


Number of shares used
  in per share calculation                        16,695        16,792
                                               =========     =========

Dividends per share                            $    0.12     $    0.12
                                               =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)
                                  -----------

                                                  Three Months Ended
                                                  ------------------

                                               January 1,     January 2,
                                                  1995           1994
                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by (used in)
       operating activities                    $     (39)     $   4,267
                                               ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Loans to CHCC                               (4,172)
      Proceeds from sale and leaseback
        of fixed assets                              527
      Capital expenditures                          (748)        (1,417)
      Other                                       (1,552)          (775)
                                               ----------     ----------
    Net cash used in investing
       activities                                 (5,945)        (2,192)
                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short term borrowing                          4,700         (1,700)
     Dividends paid                               (1,942)        (1,826)
     Proceeds from issuance of
       Common Stock, net                             377            693
                                               ---------      ---------
    Net cash provided by (used in)
       financing activities                        3,135         (2,833)
                                               ---------      ----------

Effect of exchange rates on cash                     (47)          (597)
                                               ----------     ----------

Net decrease in cash & cash equivalents           (2,896)        (1,355)
Cash & cash equivalents, at beginning of
   the period                                      7,203          6,663
                                               ---------      ---------
Cash & cash equivalents, at end of the
  period                                       $   4,307      $   5,308
                                               =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  ----------

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three-month period ended January 1, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 2, 1994 in the 1994 Annual Report to Shareholders.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories
     -----------

     Inventories consist of (in thousands of dollars):

                                 January 1,     October 2,
                                    1995           1994
                                    ----           ----
     Purchased parts and
      sub-assemblies            $  13,895      $  13,872
     Work in process                3,779          3,171
     Finished goods                 6,240          5,557
                                ---------      ---------

                                $  23,914      $  22,600
                                =========      =========

3.   Income Taxes
     ------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective October 4, 1993. This statement supersedes SFAS No. 96, "Accounting for Income Taxes", which was previously adopted by the Company. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for the three months ended January 1, 1995 and January 2, 1994, are based on the estimated effective income tax rates for the fiscal years ending October 1, 1995 and October 2, 1994, of 35% and 10%, respectively.

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)
                                  -----------


The tax effects of significant items comprising the Company's deferred taxes (the long-term portions are included in other assets on the consolidated balance sheet) as of January 1, 1995, are as follows (in thousands):

Gross deferred tax liabilities:
      Difference between book and tax basis of property        $(2,555)
                                                               -------

Gross deferred tax assets:
      Reserves not currently deductible                        $ 6,062
      Operating loss carryforwards                              10,984
      Tax credit carryforwards                                   5,088
                                                               -------
                                                                22,134
Valuation allowance                                             (4,034)
                                                               -------
Net deferred tax asset                                          18,100
                                                               -------

Net deferred taxes                                             $15,545
                                                               =======

4.   Credit and Borrowing Arrangements
     ---------------------------------

     Interest payments for the three month periods ended January 1, 1995 and January 2, 1994 were approximately $100,300 and $77,800, respectively.

5.   Income Per Share
     ----------------

     Net income per common and common equivalent share has been computed using the weighted average number of common shares outstanding after considering the dilutive effect of common stock options and warrants.

6.   Litigation
     ----------

     The Company is a defendant in various legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

7.   Significant Transaction
     -----------------------

     On November 30, 1994, the Company entered into an agreement with Community Health Computing Corporation and its parent, Community Health Computing Corporation, Inc., (CHCC) of Houston, Texas. Under the agreement, the Company loaned CHCC $3.2 million at an interest rate of 12% per annum. Principal and interest are secured by all the assets of CHCC. Separately, the Company obtained a three-year option from several major CHCC shareholders to acquire up to 4.8 million shares, representing approximately 56% of CHCC's outstanding common stock, at $0.30 cents per share, subject to certain conditions.

     On December 7, 1994, CHCC filed for Chapter 11 bankruptcy protection. The Company entered into another agreement with CHCC, which was subject to Chapter 11 bankruptcy protection, to loan it up to $7.9 million. The agreement was to provide working capital to CHCC during the period CHCC expects to be under Chapter 11 bankruptcy protection, and was at an interest rate of 12% per annum. Subsequently, the court approved a reduced loan amount of $6.8 million. As of January 1, 1995, approximately $4.2 million was outstanding under these two agreements. On January 12, 1995, CHCC filed a plan of reorganization with the United States Bankruptcy Court which included a definitive agreement signed by ADAC and CHCC which provides, subject to plan confirmation and other conditions, for ADAC's acquisition of all the shares to be issued by CHCC upon its reorganization following completion of the Chapter 11 bankruptcy proceedings and cancellation of existing CHCC shares.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FISCAL PERIOD ENDED JANUARY 1, 1995
                      -----------------------------------


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
The Company's working capital for the three months ended January 1, 1995 remained unchanged from October 2, 1994 at $48.5 million. During the period, cash and cash equivalents decreased by $2.9 million and borrowings increased $4.7 million. The primary factor in this usage of cash and borrowings is the Company's investment in CHCC during the quarter of $4.2 million which is more fully discussed in Note 7 of Notes to Condensed Consolidated Financial Statements. In addition, the Company paid out the settlement amount to Elscint Limited of $2.0 million in the quarter. Management believes that its working capital, combined with the funds available under its lines of credit (which total $40.0 million), is adequate to meet current operating and capital expenditure requirements, together with dividend payments.

RESULTS OF OPERATIONS
- - ---------------------

The Company's orders for the first quarter of fiscal 1995 totaled $43.7 million compared to $47.7 million in the previous fiscal period. Product orders represented $32.3 million for the fiscal period ending January 1, 1995, a decrease of $5.3 million over the same period in fiscal 1994. Declines in bookings in Europe accounted for a significant part of the decline. Product backlog at January 1, 1995 was $36.7 million, compared to $39.2 million at the end of the first quarter of 1994. Orders in backlog may be canceled or rescheduled by customers in many cases without substantial penalty and, for this reason, orders and backlog may not be indicative of the Company's sales for any succeeding period. Bookings are believed to have been soft as a result of general weakness in the nuclear medicine market.

Total revenues decreased 5% for the three month period ended January 1, 1995, with product revenue decreasing by 6.6% compared with the same period in the prior year. The decline in revenue is primarily caused by the Company's domestic nuclear medicine product sales decreasing 18.4% compared to the same period in the prior year, offset in part by higher sales in Latin America and Asia. Revenue in Europe was flat compared to the prior year. Field service revenues for the three months ended January 1, 1995 were flat with the first quarter of the previous fiscal year.

Gross profit on product sales decreased to 40.4% of revenue for the three months ended January 1, 1995 from 46.3% of revenue in the first quarter of 1994. The lower margins are a result of pricing pressures in the nuclear medicine market, both within the U.S. and Europe, as a result of competitors reducing selling prices and customers becoming more aggressive in cost reduction. These factors are expected to continue at least in the near future, and the Company is focusing on aggressive cost reduction programs to mitigate the impact of pricing pressure, as well as introducing new products which are believed to be cost-effective to customers.

Field service margins remained relatively consistent with the same period in the prior fiscal year, decreasing only slightly to 28.1% from 28.5%. The Company expects field service margins to remain consistent or improve as cost containment programs allow increased revenue to be generated with reduced field service headcount.

Operating expenses for the three months ended January 1, 1995 decreased 4.2% from the same period in the prior fiscal year as a result of volume related reductions and continued cost containment. Research and development expenses as a percentage of revenues increased to 6.6% from 6.3%, marketing and sales expenses as a percentage of revenue decreased to 18.3% from 18.6%, and general and administrative expenses as a percentage of revenue remained relatively flat, increasing slightly to 4.1% from 3.9%. The Company continues to identify areas of cost reduction in operating expenses and expects operating expenses in the second quarter of fiscal 1995 to decline from the levels incurred in the first fiscal quarter.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS FISCAL PERIOD ENDED JANUARY 1, 1995 CONTINUED
                 ---------------------------------------------


Other income and expense, excluding the costs of the Elscint Limited litigation incurred in fiscal 1994, represents primarily interest costs incurred on borrowings under our lines of credit.

As discussed more fully in Note 3 of Notes to Condensed Consolidated Financial Statements, effective October 4, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". On adoption of SFAS No. 109, management established a valuation allowance for the entire balance of its net deferred tax asset and, therefore, reported an effective tax rate of 10% for that period, which took account of the utilization of net operating loss carryforwards for purposes of tax calculations and financial reporting. Following the release of the valuation allowance in the fourth quarter of fiscal 1994, the Company now has an effective tax rate of approximately 35%. This rate, which is below the statutory rate, is expected to be achieved through the implementation of tax saving strategies.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

      Not applicable.

Item 2.  Changes in Securities
         ---------------------

      Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      Not applicable.

Item 5.  Other Information
         -----------------

      None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

      Exhibit 11  -  Computation of Net Income Per Share


(b)  Form 8-K Reports:

      None filed during the fiscal quarter described in this Report on Form
      10-Q.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 14, 1995
                                ADAC Laboratories
                                ---- ------------
                                (Registrant)


                                BY: /s/ Dennis R. Mahoney
                                      -------------------

                                Dennis R. Mahoney
                                Vice President, Finance, Chief
                                Financial Officer, and Secretary
                                (Principal Financial Officer)

                                 EXHIBIT INDEX

  EXHIBITS
  --------
     11       COMPUTATION OF NET INCOME PER SHARE

     27       FINANCIAL DATA SCHEDULE