Form 10-Q
period 1995-04-02
ADAC LABORATORIES
filed 1995-05-15
CIK 313798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to ____________

Commission file number 0-9428

                               ADAC LABORATORIES
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              California                                   94-1725806
- ----------------------------------------         -------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

            540 Alder Drive
          Milpitas, California                                 95035
- ----------------------------------------         -------------------------------
(Address of principal executive offices)                     (Zip Code)


                                (408) 321-9100
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


                                Not Applicable
- --------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

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

Number of shares of Common Stock, no par value, outstanding at May 1, 1995, 16,294,635.

(This document contains a total of 14 pages)

(Exhibit Index located on page 11)

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                     April 2,    October 2,
                                                      1995         1994
                                                   (Unaudited)
                                                   -----------  ----------
Assets
Current assets:
   Cash and cash equivalents                        $  6,403      $  7,203
   Accounts receivable, net of allowance
     for returns and doubtful accounts                46,724        45,173
   Notes receivable                                    6,820
   Inventories                                        25,928        22,600
   Current portion of deferred income tax             12,568        14,877
   Prepaid expenses and other current assets           4,510         2,243
                                                    --------      --------

           Total current assets                      102,953        92,096

Service parts, net                                    13,641        13,300
Fixed assets, net                                      5,734         5,515
Other assets                                          10,576        10,692
                                                    --------      --------
Total Assets                                        $132,904      $121,603
                                                    ========      ========
Liabilities and shareholders' equity
Current liabilities:
   Notes payable                                    $  7,328      $
   Accounts payable                                   19,882        18,260
   Dividends payable                                   1,951         1,904
   Deferred revenues                                   7,961         6,447
   Other accrued liabilities                          14,068        16,947
                                                    --------      --------
           Total current liabilities                  51,190        43,558

Non-current liabilities and deferred credits           3,630         3,379
                                                    --------      --------
Total Liabilities                                     54,820        46,937
                                                    --------      --------
Shareholders' equity
Common stock, no par value:
     Authorized:  25,000,000 shares
     Issued and outstanding: 16,259,179 shares
       at April 2, 1995 and 16,046,579 shares
       at October 2, 1994                             98,027        97,086
  Accumulated deficit                                (20,883)      (22,174)
  Translation adjustment                                 940          (246)
                                                    --------      --------

Shareholders' Equity                                  78,084        74,666
                                                    --------      --------
Total Liabilities and Shareholders' Equity          $132,904      $121,603
                                                    ========      ========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)
                                  -----------

                                              Three                          Six
                                           Months Ended                  Months Ended
                                        -------------------        ------------------------
                                        April 2,    April 3,       April 2,        April 3,
                                          1995        1994           1995            1994
                                        -------     -------         -------         -------
Revenues:
  Product sales, net                    $34,400     $38,130         $69,038         $75,219
  Field service                          10,327       9,168          19,921          18,625
                                        -------     -------         -------         -------
                                         44,727      47,298          88,959          93,844
                                        -------     -------         -------         -------
Cost of revenues:
  Product sales                          20,628      20,661          41,288          40,575
  Field service                           7,256       6,758          14,158          13,520
                                        -------     -------         -------         -------
                                         27,884      27,419          55,446          54,095
                                        -------     -------         -------         -------
Gross profit                             16,843      19,879          33,513          39,749
                                        -------     -------         -------         -------
Operating expenses:
  Marketing and sales                     7,507       8,488          15,606          17,139
  Research and development                2,670       3,034           5,585           5,950
  General and administrative              2,122       1,712           3,943           3,540
                                        -------     -------         -------         -------
                                         12,299      13,234          25,134          26,629
                                        -------     -------         -------         -------
Operating income                          4,544       6,645           8,379          13,120
                                        -------     -------         -------         -------
Other income (expense):
  Litigation defense costs                             (500)                         (1,000)
  Interest and other income
    (expense), net                         (311)        (23)           (408)            (96)
                                        -------     -------         -------         -------
                                           (311)       (523)           (408)         (1,096)
                                        -------     -------         -------         -------
  Income before provision for
    income taxes                          4,233       6,122           7,971          12,024

  Provision for income taxes              1,479         612           2,787           1,202
                                        -------     -------         -------         -------
Net income                              $ 2,754     $ 5,510         $ 5,184         $10,822
                                        =======     =======         =======         =======
Net income per share                    $  0.17     $  0.33         $  0.31         $  0.65
                                        =======     =======         =======         =======
Number of shares used in per
    share calculation                    16,637      16,754          16,666          16,773
                                        =======     =======         =======         =======
Dividends per share                     $  0.12     $  0.12         $  0.24         $  0.24
                                        =======     =======         =======         =======

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)
                                  -----------

                                                   Six Months Ended
                                                 -------------------
                                                 April 2,    April 3,
                                                   1995        1994
                                                 -------     -------
Cash flows from operating activities:

   Net cash provided by operating
     activities                                  $ 2,046     $ 4,862
                                                 -------     -------
Cash flows from investing activities:

     Loans to CHCC (Note 7)                       (6,820)
     Proceeds from sale and leaseback
       of fixed assets                               527
     Capital expenditures                         (1,279)     (1,779)
     Other                                          (836)     (1,152)
                                                 -------     -------
   Net cash used in investing
     activities                                   (8,408)     (2,931)
                                                 -------     -------
Cash flows from financing activities:

     Short term borrowing                          7,328
     Dividends paid                               (3,893)     (3,712)
     Proceeds from issuance of
       Common Stock, net                             941         816
                                                 -------     -------
   Net cash provided by (used in)
     financing activities                          4,376      (2,896)
                                                 -------     -------
Effect of exchange rates on cash                   1,186        (174)
                                                 -------     -------
Net decrease in cash and cash equivalents           (800)     (1,139)

Cash and cash equivalents, at beginning of
  the period                                       7,203       6,663
                                                 -------     -------
Cash and cash equivalents, at end of the
  period                                         $ 6,403     $ 5,524
                                                 =======     =======

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------


1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the six month period ended April 2, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 2, 1994 in the 1994 Annual Report to Shareholders.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories
     -----------
     Inventories consist of (in thousands of dollars):

                                   April 2,   October 2,
                                    1995         1994
                                    ----         ----
     Purchased parts and
       sub-assemblies              $13,840    $13,872
     Work in process                 4,311      3,171
     Finished goods                  7,777      5,557
                                   -------    -------
                                   $25,928    $22,600
                                   =======    =======

3.   Income Taxes
     ------------
     The provisions for income taxes for the six months ended April 2, 1995 and April 3, 1994 are based on the estimated effective income tax rates for the fiscal years ending October 1, 1995 and October 2, 1994 of 35% and 10%, respectively.

     The tax effects of significant items comprising the Company's deferred taxes (the long-term portions are included in other assets on the condensed consolidated balance sheet) as of April 2, 1995, are as follows (in thousands):

     Gross deferred tax liabilities:
         Difference between book and tax basis of property        $(2,626)
                                                                  -------
     Gross deferred tax assets:
         Reserves not currently deductible                        $ 4,457
         Operating loss carryforwards                              10,709
         Tax credit carryforwards                                   5,272
                                                                  -------
                                                                   20,438
     Valuation allowance                                           (3,696)
                                                                  -------
     Total deferred tax asset                                     $16,742
                                                                  -------
     Net deferred taxes                                           $14,116
                                                                  =======

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (Unaudited)


4.   Credit and Borrowing Arrangements
     ---------------------------------
     Interest payments for the six month periods ended April 2, 1995 and April 3, 1994 were approximately $380,300 and $184,700, respectively.

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

7.   Significant Transaction
     -----------------------
     On November 30, 1994, the Company entered into an agreement with Community Health Computing Corporation and its parent, Community Health Computing Corporation, Inc., (CHCC) of Houston, Texas. Under the agreement, the Company loaned CHCC $3.2 million at an interest rate of 12% per annum. Principal and interest obligations are secured by all the assets of CHCC. Separately, the Company obtained a three-year option from several major CHCC shareholders to acquire up to 4.8 million shares, representing approximately 56% of CHCC's outstanding common stock, at $0.30 per share, subject to certain conditions.

     On December 7, 1994, CHCC filed for Chapter 11 bankruptcy protection. The Company entered into another agreement with CHCC, which was subject to Chapter 11 bankruptcy protection, to loan it up to $7.9 million. The agreement was to provide working capital to CHCC during the period CHCC expects to be under Chapter 11 bankruptcy protection, and was at an interest rate of 12% per annum. Subsequently, the court has approved several adjustments to the loan amount, currently at a maximum amount of $8.4 million. As of April 2, 1995, approximately $6.8 million was outstanding under these two agreements.

     On January 12, 1995, CHCC filed a plan of reorganization with the United States Bankruptcy Court which included a definitive agreement signed by ADAC and CHCC which provides, subject to plan confirmation and other conditions, for ADAC's acquisition of all the capital shares to be issued by CHCC upon its reorganization following completion of the Chapter 11 bankruptcy proceedings and cancellation of all previously outstanding CHCC shares.

     On April 25, 1995, the U.S. Bankruptcy Court confirmed the plan of reorganization filed by CHCC in its Chapter 11 case. The Court-approved plan of reorganization incorporates the above described agreement which provides for ADAC's acquisition of CHCC. ADAC's cost of acquisition is presently estimated at $16.5 million plus expenses.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FISCAL PERIOD ENDED APRIL 2, 1995
                       ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's working capital for the six months ended April 2, 1995 increased to $51.8 million from $48.5 million at October 2, 1994. Cash and cash equivalents decreased by $0.8 million, primarily due to payment of the settlement amount to Elscint Limited of $2.0 million in the first fiscal quarter, under a settlement agreement described in the Company's 1994 financial statements and notes thereto. This decrease in cash flows from operating activities was partially offset by the effect of exchange rates on cash and cash equivalents of approximately $1.2 million, in which the Company's foreign subsidiaries' balances were translated into more U.S. dollars as a result of a weakening in the U.S. dollars related to foreign currencies.

Additionally, borrowings of $7.3 million were primarily associated with the Company's investment in CHCC during the six month period of $6.8 million, which is more fully discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements. The Company believes that the acquisition will provide ADAC with a strategically important product for the Laboratory Information Systems market and will be a significant step forward for the Company in its expansion in the healthcare information systems market.

Management believes that its working capital, combined with the funds available under its lines of credit (of which $32.7 million out of a total of $40.0 million was available at April 2, 1995), is adequate to meet current operating and capital expenditure requirements, together with dividend payments.

RESULTS OF OPERATIONS
- ---------------------
The Company's orders received for the second quarter of fiscal 1995 totaled $45.2 million compared to $39.0 million in the second quarter of the previous fiscal year. Product orders represented $35.9 million for the second quarter ending April 2, 1995, compared with $30.2 million in the same period in fiscal 1994. The Company believes that the increased orders were due to increased market share in the nuclear medicine market. Product backlog at April 2, 1995 was $38.4 million, compared to $31.0 million at the end of the second quarter of 1994. Orders in backlog may be canceled or rescheduled by customers in many cases without substantial penalty and, for this reason, orders and backlog may not be indicative of the Company's revenues for any succeeding period.

Total revenues decreased 5.2% for the six month period ended April 2, 1995, with product revenue decreasing by 8.2% compared with the same period in the prior year. The decline in revenue was primarily caused by the contraction in the domestic nuclear medicine market which occurred last year. Revenue in Europe represented 15.8% and Asia/Latin America revenue represented 7.1% of total revenue compared to 14.3% and 5.2%, respectively, in the same period of fiscal 1994. Field service revenues for the six months ended April 2, 1995 increased 7.0% compared with the same quarter of the previous fiscal year, due to a larger installed base.

Gross profit on product sales decreased to 40.2% of revenue for the six months ended April 2, 1995 from 46.1% of revenue in the first six months of 1994. The lower margins are a result of continued pricing pressures in the nuclear medicine market, both within the U.S. and Europe, as a result of competitors reducing selling prices and customers becoming more aggressive in cost reduction programs, and due to a change in product mix to Vertex, the Company's most complex and technologically advanced product, which represented 64.1% of total camera shipments for the six months ended April 2, 1995 verses 40.4% in the first six months of 1994. The pricing pressures and the increase in the product mix toward Vertex camera shipments is expected to continue at least in the near future. The Company is continuing to focus on aggressive cost reduction programs to attempt to mitigate pricing pressure impacts, as well as introducing new products which are believed to be cost-effective to customers.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FISCAL PERIOD ENDED APRIL 2, 1995 CONTINUED
                  -------------------------------------------
Field service margins increased to 28.9% of field service revenue compared with 27.4% of field service revenue for the same period in the prior fiscal year. The Company expects field service margins to remain consistent or slightly improve due to improvements in operating efficiencies resulting from the Company's continual emphasis on total quality management and increased levels of customer satisfaction.

Operating expenses for the six months ended April 2, 1995 decreased 5.6% from the same period in the prior fiscal year as a result of continued cost containment and overall reductions in cost structure. Marketing and sales expenses as a percentage of revenue decreased to 17.5% from 18.3%, research and development expenses as a percentage of revenues remained constant at 6.3%, and general and administrative expenses as a percentage of revenue increased to 4.4% from 3.8% due primarily to consulting services related to the Company's healthcare information business and higher bank administrative costs on larger bank lines.

Other income and expense, excluding the costs of the Elscint Limited litigation incurred in fiscal 1994, primarily represents interest costs associated with the CHCC financing, as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, and a foreign currency transaction loss due to the weakening of the Italian Lira against the Dutch Guilder.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         Not applicable.

Item 2.  Changes in Securities
         ---------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a) The Company's annual Meeting of Shareholders was held on March 1, 1995.

         (b)  At such meeting the following Directors were duly elected: Stanley
              D. Czerwinski, David L. Lowe, Thomas A. McPherson, Robert L. Miller, F. David Rollo, and Edmund H. Shea, Jr.

         (c) At such meeting the following matter was voted on: an amendment to the 1992 Stock Option Plan to increase the number of shares authorized thereunder by 700,000 shares was approved with 10,346,843 shares voting for; 2,976,212 voting against, and 95,109 shares abstaining.

Item 5.  Other Information
         -----------------
         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits:

              Exhibit 11.1  -  Computation of Net Income Per Share

         (b)  Form 8-K Reports:

              None filed during the fiscal quarter described in this Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1995
                                  ADAC Laboratories
                                  (Registrant)


                                  BY: /s/ Dennis R. Mahoney
                                      ---------------------
                                  Dennis R. Mahoney
                                  Vice President, Finance, Chief
                                  Financial Officer, and Secretary
                                  (Principal Financial Officer)

                                                                    SEQUENTIAL
EXHIBIT                                                                PAGE
NUMBER                       EXHIBIT                                  NUMBER
- -------                      -------                                -----------

  11.1      Computation of Net income per share

  27        Financial Data Schedule