Form 10-Q
period 1995-07-02
ADAC LABORATORIES
filed 1995-08-16
CIK 313798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Number of shares of Common Stock, no par value, outstanding at August 1, 1995, 16,511,872.

(This document contains a total of 12 pages)

(Exhibit Index located on page 10)

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                    July 2,     October 2,
                                                      1995          1994
                                                  (Unaudited)
                                                 ------------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                      $  5,529     $  7,203
   Accounts receivable, net of allowance
     for returns and doubtful accounts              50,645       45,173
   Notes receivable                                  6,408
   Inventories                                      28,178       22,600
   Current portion of deferred income tax           11,195       14,877
   Prepaid expenses and other current assets         5,730        2,243
                                                    ------       ------

           Total current assets                    107,685       92,096

Service parts, net                                  13,651       13,300
Fixed assets, net                                    5,882        5,515
Other assets                                        10,750       10,692
                                                   -------       ------

Total Assets                                      $137,968     $121,603
                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                  $  7,600     $
   Accounts payable                                 21,394       18,260
   Dividends payable                                 1,967        1,904
   Deferred revenues                                 7,793        6,447
   Other accrued liabilities                        15,092       16,947
                                                    ------       ------

            Total current liabilities               53,846       43,558

Non-current liabilities and deferred credits         4,274        3,379
                                                    ------       ------

Total Liabilities                                   58,120       46,937
                                                    ------       ------

SHAREHOLDERS' EQUITY
Common stock, no par value:
     Authorized:  25,000,000 shares
     Issued and outstanding: 16,403,983 shares
       at July 2, 1995 and 16,046,579 shares
       at October 2, 1994                           98,641       97,086
  Accumulated deficit                              (19,796)     (22,174)
  Translation adjustment                             1,003         (246)
                                                   -------      -------

Total Shareholders' Equity                          79,848       74,666
                                                   -------      -------

Total Liabilities and Shareholders' Equity        $137,968     $121,603
                                                  ========     ========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)
                                  -----------

                                                           Three                        Nine
                                                        Months Ended                Months Ended
                                                        ------------                ------------

                                                  July 2,         July 3,        July 2,    July 3,
                                                   1995            1994           1995       1994
                                                   ----            ----           ----       ----
Revenues:
  Product sales, net                              $34,868       $ 30,444       $103,906    $105,663
  Field service                                    10,757          9,637         30,678      28,262
                                                  -------       --------       --------    --------

                                                   45,625         40,081        134,584     133,925
                                                  -------       --------       --------    --------
Cost of revenues:
  Product sales                                    21,394         17,925         62,682      58,500
  Field service                                     7,036          6,686         21,194      20,206
                                                  -------       --------       --------    --------

                                                   28,430         24,611         83,876      78,706
                                                  -------       --------       --------    --------

Gross profit                                       17,195         15,470         50,708      55,219
                                                  -------       --------       --------    --------

Operating expenses:
  Marketing and sales                               7,565          7,342         23,171      24,481
  Research and development                          2,548          2,872          8,133       8,822
  General and administrative                        2,287          1,765          6,230       5,305
  Restructuring charges                                            2,453                      2,453
                                                  -------       --------       --------    --------

                                                   12,400         14,432         37,534      41,061
                                                  -------       --------       --------    --------

Operating income                                    4,795          1,038         13,174      14,158
                                                  -------       --------       --------    --------

Other income (expense):
  Litigation defense costs                                          (700)                    (1,700)
  Interest and other income
      (expense), net                                 (158)           (40)          (566)       (136)
                                                  -------       --------       --------    --------
                                                     (158)          (740)          (566)     (1,836)
                                                  -------       --------       --------    --------
Income before provision for
      income taxes                                  4,637            298         12,608      12,322

Provision for income taxes                          1,583             29          4,370       1,231
                                                  -------       --------       --------    --------

Net income                                        $ 3,054       $    269       $  8,238    $ 11,091
                                                  =======       ========       ========    ========

Net income per share                              $  0.18       $   0.02       $   0.49    $   0.67
                                                  =======       ========       ========    ========

Weighted average shares used in
     per share calculation                         17,439         16,475         16,928      16,674
                                                  =======       ========       ========    ========

Dividends per share                               $  0.12       $   0.12       $   0.36    $   0.36
                                                  =======       ========       ========    ========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)
                                  -----------


                                                         Nine Months Ended
                                                         -----------------

                                                          July 2,   July 3,
                                                           1995      1994
                                                           ----      ----

Cash flows from operating activities:

     Net cash provided by operating
       activities                                        $ 3,093   $ 4,642
                                                         -------   -------

Cash flows from investing activities:

      Loans to CHCC (Note 7)                              (6,408)
      Proceeds from sale and leaseback
         of fixed assets                                     527
      Acquisition of intangible assets                                (658)
      Capital expenditures                                (1,820)   (2,613)
      Other                                               (1,610)   (1,601)
                                                         -------   -------

    Net cash used in investing
       activities                                         (9,311)   (4,872)

Cash flows from financing activities:

     Short term borrowing                                  7,600     3,100
     Dividends paid                                       (5,860)   (5,741)
     Repurchase of common stock                                       (707)
     Proceeds from issuance of
       Common Stock, net                                   1,555     1,062
                                                         -------   -------

    Net cash provided by (used in)
       financing activities                                3,295    (2,286)
                                                         -------   -------

Effect of exchange rates on cash                           1,249       303
                                                         -------   -------

Net decrease in cash and cash equivalents                 (1,674)   (2,213)

Cash and cash equivalents, at beginning of
   the period                                              7,203     6,663
                                                         -------   -------

Cash and cash equivalents, at end of the
  period                                                 $ 5,529   $ 4,450
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

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the nine month period ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 2, 1994 in the 1994 Annual Report to Shareholders.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.




2.   Inventories
     -----------

     Inventories consist of (in thousands):

                                 July 2,      October 2,
                                  1995           1994
                                  ----           ----
     Purchased parts and
        sub-assemblies           $11,896        $13,872
     Work in process               4,453          3,171
     Finished goods               11,829          5,557
                                 -------        -------

                                 $28,178        $22,600
                                 =======        =======

3.   Income Taxes
     ------------

     The provisions for income taxes for the nine months ended July 2, 1995 and July 3, 1994 are based on the estimated effective income tax rates for the fiscal years ending October 1, 1995 and October 2, 1994 of 35% and 10%, respectively.

     The tax effects of significant items comprising the Company's deferred taxes (the long-term portions are included in other assets on the condensed consolidated balance sheet) as of July 2, 1995, are as follows (in thousands):

     Gross deferred tax liabilities:
          Difference between book and tax basis of property        $ (2,626)
                                                                   --------

     Gross deferred tax assets:
          Reserves not currently deductible                        $  4,239
          Operating loss carryforwards                                9,931
          Tax credit carryforwards                                    4,752
                                                                   --------
                                                                     18,922
     Valuation allowance related to foreign net operating losses     (3,696)
                                                                   --------
               Total deferred tax asset                            $ 15,226
                                                                   --------

       Net deferred taxes                                          $ 12,600
                                                                   ========

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  -----------

4.   Credit and Borrowing Arrangements
     ---------------------------------

     Interest payments for the nine month periods ended July 2, 1995 and July 3, 1994 were approximately $805,200 and $328,900, respectively.

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

7.   Significant Transaction
     -----------------------

     On November 30, 1994, the Company entered into an agreement with Community Health Computing Corporation and its parent, Community Health Computing Corporation, Inc., (CHCC) of Houston, Texas. Under the agreement, the Company loaned CHCC $3.2 million at an interest rate of 12% per annum. Principal and interest obligations were secured by all the assets of CHCC. Separately, the Company obtained a three-year option from several major CHCC shareholders to acquire up to 4.8 million shares, representing approximately 56% of CHCC's outstanding common stock, at $0.30 per share, subject to certain conditions. Subsequently, the loan of $3.2 million was repaid and the option to acquire up to $4.8 million shares was withdrawn.

     On December 7, 1994, CHCC filed bankruptcy proceedings under Chapter 11. The Company entered into another agreement with CHCC, which was subject to Chapter 11 bankruptcy protection, to loan it up to $7.9 million. The agreement was to provide working capital to CHCC during the period CHCC operated under Chapter 11 bankruptcy protection, and was at an interest rate of 12% per annum. Subsequently, the court approved several adjustments to the loan amount. As of July 2, 1995, approximately $6.4 million was outstanding under this agreement.

     On January 12, 1995, CHCC filed a plan of reorganization with the United States Bankruptcy Court which included a definitive agreement signed by ADAC and CHCC which provided, subject to plan confirmation and other conditions, for ADAC's acquisition of all the capital shares to be issued by CHCC upon its reorganization following completion of the Chapter 11 bankruptcy proceedings and cancellation of all previously outstanding CHCC shares.

     On April 25, 1995, the U.S. Bankruptcy Court confirmed the plan of reorganization filed by CHCC in its Chapter 11 case. The Court-approved plan of reorganization incorporated the above described agreement which provided for ADAC's acquisition of CHCC.

     On July 12, 1995 the Company completed its acquisition of CHCC. The cost of acquisition is presently estimated at $16.5 million plus expenses, of which $6.4 million had been paid as of July 2, 1995.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FISCAL PERIOD ENDED JULY 2, 1995
                       --------------------------------

Liquidity and Capital Resources
-------------------------------

The Company's working capital for the nine months ended July 2, 1995 increased to $53.8 million from $48.5 million at October 2, 1994. Cash and cash equivalents declined from $7.2 million to $5.5 million, as net cash used in investing activities of $9.3 million exceeded cash provided by operating activities of $3.1 million and cash provided by financing activities of $3.3 million. Investing activities included loans to CHCC of $6.4 million (see Note 7 of Notes to the Condensed Consolidated Financial Statements). Cash provided by financing activities included short-term borrowing of $7.6 million, which was used primarily to make the loans to CHCC, verses $3.1 million in the same period of the prior year. Additionally, during the nine month period ending July 2, 1995, the Company paid $2.0 million in settlement of litigation with Elscint Limited. Other significant items affecting cash included capital expenditures of $1.8 million, dividend payments of $5.9 million, proceeds from the issuance of Common Stock of $1.6 million, and the effect of exchange rates, primarily experienced in the second fiscal quarter, on cash and cash equivalents of approximately $1.2 million, in which the Company's foreign subsidiaries' balances were translated into more U.S. dollars as a result of a weakening in the U.S. dollar related to foreign currencies.

Accounts receivable, net, increased by $5.5 million, primarily due to increased sales in Latin America which typically have a longer collection cycle. Inventory increased $5.6 million due to the placement of systems at three luminary sites for purchase evaluation, several systems in ending finished goods inventory associated with early fourth quarter revenue, and a general increase in inventory to support higher revenue levels.

The Company's total acquisition cost of CHCC is presently estimated at $16.5 million plus expenses. The Company believes that the acquisition will provide ADAC with a strategically important product for the Laboratory Information Systems market and will be a significant step forward for the Company in its expansion in the healthcare information systems market.

Management believes that its working capital, combined with the funds available under its lines of credit (of which $32.4 million out of a total of $40.0 million was available at July 2, 1995), is adequate to meet current operating expenses, capital expenditures and dividend payments.

Results of Operations
---------------------

Total revenues for the third quarter increased 13.8% compared to the third quarter of fiscal 1994. Product revenues for the third quarter increased 14.5% and field service revenues increased 11.6%, respectively, compared to the same period in the prior fiscal year. The Company's orders received for the third quarter of fiscal 1995 totaled $47.8 million compared to $43.1 million in the third quarter of the previous fiscal year. The Company believes that the increased orders were primarily due to increased market share in the nuclear medicine market. Backlog at July 2, 1995 was $42.6 million, compared to $34.2 million at the end of the third quarter of 1994. Orders in backlog may be canceled or rescheduled by customers in many cases without substantial penalty and, for this reason, orders and backlog may not be indicative of the Company's revenues for any succeeding period.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FISCAL PERIOD ENDED JULY 2, 1995 CONTINUED
                  ------------------------------------------

Total revenues for the nine month period ended July 2, 1995 were relatively constant with the same period in the previous fiscal year, increasing only slightly by 0.5%. The 1.7% decrease in product revenue was offset by an increase in field service revenue of 8.5% compared with the same period in the prior year. The decline in product revenue is believed to have been caused by the previous contraction in the domestic nuclear medicine market during 1994 and into a portion of 1995. Revenue in Europe for the nine month period ended July 2, 1995 represented 15.2% and Asia/Latin America revenue represented 5.9% of total revenue compared to 15.3% and 3.3%, respectively, in the same period of fiscal 1994. Field service revenues for the nine months ended July 2, 1995 increased due to a larger installed base and increased renewals related to improved customer satisfaction in response to Company initiatives.

Gross profit on product sales decreased to 39.7% and 39.2% of revenue for the three months and nine months ended July 2, 1995, respectively, from 41.1% and 44.6% of revenue in the three and nine month periods in 1994. The lower margins are a result of pricing pressures in the nuclear medicine market, both within the U.S. and Europe, as a result of competitors reducing selling prices and customers becoming more aggressive in cost reduction programs. The pricing pressures are expected to continue at least into the near future. The Company is continuing to focus on aggressive cost reduction programs to attempt to mitigate pricing pressure impacts, as well as introducing new products which are believed to increase cost-effectiveness to customers.

Field service margins for the three months and nine months ended July 2, 1995, increased to 34.6% and 30.9%, respectively, of field service revenue compared with 30.6% and 28.5% of field service revenue for the three month and nine month periods in the prior fiscal year. The Company expects field service margins to remain consistent or slightly improve due to improvements in operating efficiencies resulting from the Company's continual emphasis on total quality management and increased levels of customer satisfaction, as well as the efficiencies resulting from a larger customer base.

Operating expenses, excluding restructuring charges, for the three month period ended July 2, 1995 decreased as a percentage of revenue to 27.2% from 29.9% in the same period in the prior year. For the nine month period ended July 2, 1995, operating expenses, excluding restructuring charges, decreased 2.8% from the same period in the prior fiscal year as a result of continued cost containment and overall reductions in cost structure. Marketing and sales expenses as a percentage of revenue in the third quarter of fiscal 1995 compared to the third quarter of 1994 decreased to 16.5% from 18.3%, research and development expenses as a percentage of revenues decreased to 5.6% from 7.2%, and general and administrative expenses as a percentage of revenue increased to 5.0% from 4.4% due primarily to consulting services related to the Company's healthcare information systems business and higher bank administrative costs on larger bank lines. For the nine month period ended July 2, 1995 compared to the same period in the previous fiscal year, marketing and sales expenses as a percentage of revenue decreased to 17.2% from 18.3%, research and development expenses as a percentage of revenues decreased to 6.0% from 6.6%, and general and administrative expenses as a percentage of revenue increased to 4.6% from 4.0%.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FISCAL PERIOD ENDED JULY 2, 1995 CONTINUED
                  ------------------------------------------

Other income and expense, excluding the costs of the Elscint Limited litigation incurred in fiscal 1994, primarily represents interest costs associated with the CHCC financing, as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, and a foreign currency transaction loss experienced in the second quarter of fiscal 1995 due to the weakening of the Italian Lira against the Dutch Guilder.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective October 4, 1993. On adoption of SFAS No. 109, management established a valuation allowance for the entire balance of its net deferred tax asset and, therefore, reported an effective tax rate of 10% for that period, which took account of the utilization of net operating loss carryforwards for purposes of tax calculations and financial reporting. Following the release of the domestic valuation allowance in the fourth quarter of fiscal 1994, the Company now has an effective tax rate of approximately 35%. This rate, which is below the statutory rate, is expected to be achieved through the implementation of tax saving strategies.

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


(b)  Form 8-K Reports:

      No reports on Form 8-K were filed during the fiscal quarter covered by the report on Form 10-Q; however, one report on Form 8-K was filed subsequent to the end of the quarter as follows:

            Report on Form 8-K, dated July 26, 1995, concerning a series of transactions with Community Health Computing Corporation (CHCC), including the acquisition of 4,000,000 shares of Series A Preferred Stock of CHCC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1995
                               ADAC Laboratories
                               ---- ------------
                               (Registrant)


                               BY: /s/ Dennis R. Mahoney
                                     -------------------

                               Dennis R. Mahoney
                               Vice President, Finance, Chief
                               Financial Officer, and Secretary
                               (Principal Financial Officer)