Form 10-K405
period 1995-10-01
ADAC LABORATORIES
filed 1995-12-28
CIK 313798

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended October 1, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________

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

Securities registered pursuant to Section 12(b)of the Act:

                                                     Name of each exchange
       Title of Each Class                            on which registered
       -------------------                           ---------------------
              None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                                 ------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing price of the Common Stock on December 1, 1995, on the NASDAQ National Market System ($12.375 per share) was approximately $204,139,262. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 1995, Registrant had outstanding 17,139,545 shares of Common Stock, no par value, which is the only class of shares publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 1995 fiscal year, are incorporated by reference into Part III hereof.

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendments to this Form 10-K.                (  X  )



205RS-290 Cover

PART I
ITEM 1.   BUSINESS
-------   --------

General
-------

ADAC Laboratories ("ADAC" or "the Company") designs, develops, manufactures, sells and services medical imaging and information systems used in hospitals and clinics worldwide. The Company's products include applications for nuclear medicine, laboratory, radiology, cardiology and oncology. In July 1995, ADAC completed the acquisition of Community Health Computing (CHC), a provider of radiology and laboratory healthcare information systems. This acquisition is expected to expand the Company's addressable information systems business in markets not previously serviced by the Company.

The Company markets the following diagnostic imaging systems and information systems:

          Medical Systems
               - Nuclear Medicine Systems
               - Radiation Therapy Planning Systems
               - Digital Angiography Systems
          HealthCare Information Systems
               - Radiology Information Systems
               - Laboratory Information Systems

ADAC was incorporated in California on October 14, 1970. Its principal offices are located at 540 Alder Drive, Milpitas, California, 95035. Its telephone number at that location is (408) 321-9100.

PRODUCTS
--------

Nuclear Medicine Systems
------------------------

Nuclear medicine is a diagnostic imaging procedure where the patient is administered a radiotracer compound. This compound is either injected or swallowed and flows to the organ(s) under examination. The patient is then scanned with a gamma camera which detects the radiotracer emissions from these organ(s). The data from the emissions are then processed to provide the physician with images and information regarding the functional and metabolic performance of the organ(s). The physician uses this information for the diagnosis of diseases and the evaluation of disease progression (staging), including cardiology, oncology and neurology.

ADAC's gamma cameras are primarily designed to perform superior Single Photon Emission Computed Tomography (SPECT) imaging. In addition to SPECT, ADAC has recently developed the technology for its dual head gamma cameras to perform coincidence imaging using Molecular Coincidence Detection (MCD(TM)).

Although market acceptance of dual head gamma cameras accelerated the replacement cycle of imaging systems, the ongoing restructuring of the healthcare delivery system in the United States caused many hospitals to reduce their capital budgets. ADAC estimates that the net effect of these two conditions resulted in unchanged North American, European and Japanese market volumes compared to 1994. However, the Asian and Latin American marketplaces are expanding primarily due to new capacity additions.

The nuclear medicine market is characterized by two distinct segments: single head cameras and multihead cameras. ADAC is a market leader in both segments with the ARGUS EPIC(TM), CIRRUS EPIC(TM), and GENESYS(TM) single head products which have one detector head and DUAL GENESYS(TM), VERTEX EPIC(TM), SOLUS EPIC(TM) and CARDIO EPIC(TM) dual head products which have two detector heads. These systems are interfaced with ADAC's PEGASYS(TM), the leading UNIX-based nuclear medicine workstation. The TRANSCAM(TM), THYRUS, and POLARIS are niche gamma cameras produced by the Company's Danish subsidiary, ADAC A/S. These cameras which began shipping in early fiscal 1993 offer specialized functionality for specific clinical procedures.

ADAC generated approximately 80% of its nuclear medicine revenue in fiscal 1995 in the dual head market. Dual head cameras are complex systems that provide enhanced diagnostic accuracy and increased patient throughput efficiency primarily for oncology and cardiology procedures. These comprise approximately 70% of all nuclear medicine procedures performed. Single head cameras are less complex and expensive. Therefore, the most likely purchasers are capital-constrained institutions and those adding extra capacity.

The VERTEX camera introduced in late 1992 is the cornerstone of ADAC's product line. It has the unique capability of variably positioning its two detectors in either a 180 degree orientation for whole body imaging or a 90 degree orientation for cardiac imaging. This capability enables nuclear medicine departments to increase their patient throughput by decreasing the time required to perform the procedures. In 1995, the VERTEX contributed over 60% of the Company's nuclear medicine product revenues and has allowed ADAC to accelerate its penetration into markets throughout the world.

In 1994, ADAC introduced the EPIC(TM) digital detector. This innovative new technology obsoleted analog technology and created a new generation of high performance cameras: VERTEX EPIC, GENESYS EPIC, CIRRUS EPIC and ARGUS EPIC. The EPIC digital detector significantly improves the reliability and stability of nuclear image quality versus the analog detector. Also, the EPIC's auto-tuning and remote diagnostics capabilities have improved both ADAC's field service efficiency as well as customer satisfaction. EPIC began shipping in November 1994.

In June 1995, the dual head gamma camera segment was further extended with the introduction of two new imaging systems: the SOLUS EPIC, a fixed 180 degree camera for oncology, and the CARDIO EPIC, a fixed 90 degree camera for cardiology. These systems satisfy the needs of special niche markets by providing less expensive products with VERTEX EPIC imaging quality and throughput advantages.

In June 1995, ADAC introduced a new technology called Molecular Coincidence Detection (MCD(TM)). This technology enables ADAC's VERTEX EPIC and SOLUS EPIC cameras to perform coincidence imaging previously only available on expensive dedicated Positron Emission Tomography (PET) imaging systems costing between $1 million and $2 million. Coincidence imaging is a valuable diagnostic tool because of its high resolution and high accuracy in oncology, cardiology and neurology. It is particularly useful for identifying cancerous lesions throughout the body. Due to the high capital cost of PET systems, coincidence imaging has been too expensive for all but a few hospitals and clinics. MCD is expected to provide the capability to perform coincidence imaging using ADAC's cameras at a fraction of the cost of a dedicated PET system. The Company received Food and Drug Administration (FDA) 510k clearance for MCD in November 1995. The Company will begin MCD multicenter clinical trials in early 1996. These trials are expected to document the clinical efficacy of MCD while verifying the significant reduction in the costs of managing cancer patients relative to conventional diagnostic techniques.

VANTAGE(TM), introduced in December 1994, is an optional upgrade to the VERTEX EPIC and the CARDIO EPIC. This option performs non-uniform attenuation correction which improves the diagnostic accuracy of nuclear medicine imaging by correcting for attenuation artifacts (random dark areas which compromise diagnostic accuracy). The ability to determine true defects is particularly important in nuclear cardiology and is believed to be an important advantage versus cardiac ultrasound, the primary competitive procedure. VANTAGE is currently in the final phase of a multicenter clinical trial that is expected to demonstrate improved cost-effectiveness and quality compared to current cardiac imaging techniques. The Company received FDA 510k clearance for VANTAGE in April 1995.

MACROVISION(TM), introduced at the 1994 Radiological Society of North America trade show, is a new object-oriented programming tool that the Company has exclusively licensed from Advanced Visual Systems Inc. for use in nuclear medicine. MACROVISION is designed to improve the Company's software development productivity and also to improve the customers' programming flexibility in developing unique clinical protocols.

In November 1995, ADAC acquired JD Technical Services, Inc. Through this acquisition, ADAC believes it has gained the expertise to enter the multivendor refurbished nuclear medicine instrumentation market.

Sales of Nuclear Medicine imaging systems, optics and accessories accounted for nearly 67%, 67% and 66% of total Company revenues in fiscal years 1995, 1994 and 1993, respectively.

Radiation Therapy Planning Systems
----------------------------------

Radiation Therapy Planning systems are "turnkey" computer systems that assist hospital radiation therapy departments and cancer treatment centers in planning patient treatments.

The Company has developed software for a new treatment planning computer product, called Pinnacle/3/(TM) which combines two dimensional and three dimensional planning, including stereotactic radiosurgery planning capabilities. Stereotactic radiosurgery is the precise application of radiation beams to a specific targeted area. The Company believes Pinnacle/3/ will significantly improve image processing and dose calculation methods compared to currently available products. The FDA cleared the stereotactic radiosurgery component of the product in November 1994. The external beam and body therapy capabilities produce a three dimensional volumetric patient model and directs the application of radiation therapy beams to the treatment volume. These capabilities are still pending FDA 510k clearance. Pinnacle/3/'s external beam and body therapy capabilities have recently been introduced into the international markets with very positive results. The Company believes that the treatment planning systems may see significant revenue and income improvement due to this international penetration. Historically, Radiation Therapy Planning Systems have not been a significant contributor to Company revenues or income.

Digital Angiography Systems
---------------------------

ADAC services existing ADAC X-Ray imaging and digital angiography computer systems for both radiology and cardiology applications. Sales of digital angiography products have not been a significant contributor to the company revenues or income over the past three years.

HealthCare Information Systems
------------------------------

Information systems for the healthcare industry consist of computer equipment and software applications designed to offer healthcare providers the mechanism to process and archive patient and clinical information. The healthcare environment is changing to one where managed care and health maintenance organizations demand information technology to capture and manage costs as well as measure the quality and results of patient care.

A key objective of ADAC is to expand the Company's healthcare information systems business. In November 1993, ADAC acquired SD&G Healthcare Systems Inc. (SD&G) which strengthened the Company's market share and revenues in the radiology information systems business. In July 1995, ADAC acquired Community Health Computing, Inc. (CHC) for approximately $18.4 million which included $1.9 million of expenses associated with the acquisition. The acquisition of CHC strengthened ADAC's market share and revenue in the radiology information systems business and established its presence in the laboratory information systems business. ADAC's information systems products and services have been combined to form a subsidiary business unit named ADAC HealthCare Information Systems.

The Company's existing products (MARS II(TM), IMAGES/3000(TM), RadCare(TM), MRM(TM), RadStat(R), and LabCare(TM)) are installed in over 300 hospitals throughout the United States and Canada. These hospitals represent a cross-section of major teaching hospitals, large and small community hospitals, children's hospitals, and city and state institutions.

During 1995, ADAC HealthCare Information Systems began installation of its two major product developments. QuadRIS(TM), a radiology information systems product, and LabStat(TM), a laboratory information systems product, represent significant investments in advanced client server architectures. ADAC developed both products with the latest open systems technology, including SQL relational database servers and Microsoft Windows based applications. QuadRIS is available on Hewlett Packard and IBM UNIX servers. LabStat is currently available on Hewlett Packard UNIX servers.

Both QuadRIS and LabStat are designed to work in a distributed computing environment to meet the needs of rapidly changing integrated healthcare delivery systems. In this environment, the products must meet the demands of multiple healthcare facilities that act as a single integrated delivery network.

In 1995, CHC diluted ADAC's earnings by approximately three cents per share primarily because the laboratory product line was unprofitable during development and product introduction. ADAC HealthCare Information Systems revenue in 1995 was approximately 7% of total Company revenues.

Field Service
-------------

The Company maintains its own service force in North America and Europe, supporting over 5,900 installed systems at over 2,100 sites. This network of service engineers and applications specialists provides installation, warranty, repair, and training services.

The Company's products are sold with warranty periods of generally one year. At the end of the warranty period, the Company provides customers with the option of purchasing a service contract or obtaining continuing service on a "per call" basis. The Company's warranty program is similar to those offered by most manufacturers of medical electronic equipment.

In November 1995, ADAC acquired JD Technical Services, Inc. which expanded the Company's capabilities to service and support gamma cameras of the major vendors.

Service revenues represented 26%, 23% and 23% of total Company revenues in fiscal years 1995, 1994 and 1993, respectively.

Marketing
---------

ADAC has a direct sales force in North America which generates approximately 77% of all product, service and system sales. The Company maintains sales and service subsidiaries in the Netherlands, Germany, France, Italy, Denmark, the United Kingdom, Singapore, and Canada to market and service its products. Sales and service in other countries are generally handled by distributors.

North America is the largest market for the Company's products, systems and services followed by Europe, Japan, Asia Pacific and Latin America. ADAC is represented in all these geographic areas. Until 1995, ADAC had not been represented in Japan, the third largest market in the world. In December 1994, ADAC signed a distribution agreement with Sumitomo Metal Industries. In June 1995, ADAC received approval from the Japanese Ministry of Health and Welfare to market the VERTEX EPIC throughout Japan.

Research and Development
------------------------

Developing products, systems and services based on advanced technological concepts is essential to ADAC's ability to compete effectively. The Company currently maintains a full-time product development and engineering staff responsible for product design and engineering.

As part of ADAC's research and development programs, the Company has established the Advanced Clinical Research Program (ACRP) which provides annual grants to clinical trial sites at major institutions to assist the Company in product development concepts and to measure and establish product efficacy.

Research and development expenses, net of software capitalization, totaled $10,081,000, $11,644,000, and $11,031,000 in fiscal years 1995, 1994, 1993, respectively.

Competition
-----------

In the Nuclear Medicine market, the Company competes with eight other suppliers in providing integrated camera/computer imaging systems, optics and accessories. According to the 1995 data provided by NEMA (National Electronics Manufacturers Association), the industry trade group, ADAC's share of the U.S. market in 1995 is believed to be 45%, giving ADAC a substantial lead over its nearest competitors. In 1995, ADAC's worldwide market share is believed to be over 30%.

The Company believes that the key to success in its markets is to deliver cost-effective and technologically superior products which meet or exceed customer quality and service expectations. ADAC's ability to compete successfully depends on its capacity to commercialize new hardware technology and software ahead of its competitors. In addition to the rapid development of innovative and cost-effective new products, the Company believes that other competitive factors include patient throughput, system functionality and reliability, image quality, computer processing speed, customer service and support and worldwide distribution network. The Company's products must focus on solutions for the managed care environment in order to provide improved clinical outcomes at lower clinical process costs.

With the acquisition of Community Health Computing (CHC), ADAC believes that it is now the leader in the radiology information systems market with an estimated 11% market share. The Company also entered the laboratory information systems market through CHC but has not yet registered significant new product sales from that business. The company believes that key competitive factors include system architecture, functionality of the application software, post-sales support services, integration expertise with hospital information systems and price.

Manufacturing
-------------

The Company manufactures most of the sub-systems used in its products and systems. Manufacturing includes printed circuit board assembly and test, mechanical assembly, final system integration and testing. In addition, the Company purchases certain sub-systems, Sun Workstations and disk drives.

Although most materials and purchased components for Medical Systems products are available from more than one source of supply, certain essential components such as the Sun Workstations and sodium iodide crystals are presently available from only one outside source. There are also several significant vendors for hardware and software components of the HealthCare Information Systems products:
LabStat vendors are Hewlett Packard and Oracle; QuadRIS vendors are Sybase and
Oracle; and LabCare's vendor is Stratus.   The loss of any single-source
supplier to ADAC would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. The Company has obtained insurance to protect against loss due to business interruption from these and other sources.

Government Regulation
---------------------

ADAC's Nuclear Medicine and Radiation Therapy Planning businesses are regulated by the Food and Drug Administration ("FDA") under the Food, Drug, and Cosmetic Act of 1976 and the Safe Medical Device Act of 1990. Regulations include meeting certain requirements related to marketing, manufacturing, labeling, packaging and distribution of most of the Company's products. The FDA has the authority to issue new performance standards on any medical device. Unscheduled FDA inspections of the

Company's facilities may occur from time to time to determine compliance with these and other FDA regulations.

Since certain requirements must be met prior to the initial marketing of medical devices, the Company is required to make certain submissions to the FDA and comply with Good Manufacturing Practices (GMP) which includes the creation and maintenance of certain records. The FDA requires all manufacturers of medical devices to prove that their products are equivalent to predicate devices and are safe and effective. This process is known as 510k (pre-market notification). The 510k clearance is required for all new medical devices before orders can be obtained and the product distributed. Currently, this clearance for new product distribution is extending beyond the prescribed 90 day limit due to resource issues within the FDA. The Company is working with NEMA (National Electronics Manufacturers Association) to reduce the time needed for FDA pre-market review.

In fiscal 1995, the Company submitted to the FDA three pre-market notifications (pending 510k). The Company also listed two new products via 510k, Pinnacle/3/ and VANTAGE. To date in fiscal 1996, the Company has listed MCD and INSPECT/PROSPECT via 510k. Occasionally, the Company receives Certificates for Export from the FDA which are required in order to ship equipment to certain foreign countries.

To ensure product safety and to maintain certification, ADAC's policy is to list all its equipment with a national recognized testing laboratory such as ETL. In 1995, ADAC had several revisions to its existing product listings.

In 1995, ADAC implemented a program to enter the Japanese market and has received Japanese Ministry of Health and Welfare (JMHW) approval to market the VERTEX EPIC. The Company is planning to list additional products in the Japanese market in 1996. The process to receive approval to market these additional products is expected to take four to six months each. In addition, ADAC is undertaking to meet the requirements of the European Medical Device Directive which will become effective in most European countries by June 1998.

Certain additional requirements of other Federal laws and of state, local and foreign governments exist which may apply to the manufacture and marketing of the Company's products and to products such as radiopharmaceuticals which are used in conjunction with the Company's products. To date, the Company has not experienced any significant difficulty in complying with the requirements imposed on it by the FDA or other government agencies.

With the company's overall emphasis on total quality management, quality system compliance is expected to continue to improve in 1996. The Company is anticipating that some costs will be incurred for compliance with the European Medical Device Directive and the Japanese Medical Device listing. These costs are expected to be absorbed by revenues derived from the Company's expansion into these markets.

Patent, Copyrights, and Royalties
---------------------------------

The Company has a policy of undertaking an ongoing review of its products with patent counsel to determine to what extent its products may be protectable under the patent or copyright laws. ADAC also has a program in place to develop patent portfolios to protect its intellectual property. The Company holds Patent Des. 323,386, a system design patent for the GENESYS gamma camera. In 1994, in addition to receiving approval of three patents, the Company purchased thirteen patents related to the field of nuclear medicine from Philips Electronics N.V. In 1995, the Company received approval of nineteen United States patents and forty-two foreign patents. The Company has a total of thirty-one patents pending at various stages of completion. Several patent applications have been submitted for MCD. While the Company believes that it benefits from such patents, competitors may develop competing products by "designing around" patents held by the Company.

The Company develops user software for its products and also uses software from outside sources as part of a deliverable software package. ADAC owns all licenses for software developed by the Company's internal software engineering department. Outside sources include software companies and clinical development sites that provide turnkey products or software code. The Company believes the risk of losing access to software applications provided by outside vendors is negligible. The Company has negotiated contracts with these vendors which often include clauses that stipulate: 1) specific deliverables within specific time periods, 2) distribution and renewal agreements, and 3) procedures where related software code would be placed in escrow in the event adverse business conditions impact the vendor's ability to deliver the software contracted. In some cases, royalties are paid to the software originator.

Employees
---------

The Company had 559 full-time employees worldwide prior to the July 1995 acquisition of Community Health Computing which added 122 employees.

ITEM 2.   PROPERTIES
-------   ----------

The Company's principal administrative, manufacturing and research operations occupy approximately 150,000 square feet of leased space in modern buildings located in Milpitas, California, under leases expiring through 1999. The Company's principal healthcare information systems operations occupy approximately 54,000 square feet of leased space in modern buildings located in Houston, Texas, under lease expiring in 2002. Other smaller facilities are leased in various states and foreign countries.

Management believes that the Company's facilities are adequate at least through fiscal 1996 to meet presently anticipated manufacturing and other requirements.


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

The information required by this item is included under Note 5 of Notes to Consolidated Financial Statements included under Item 8, Financial Statements and Supplemental Data.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------   ----------------------------------------------------------------
          MATTERS.
          --------

The Company's Common Stock is traded in the NASDAQ National Market System under the NASDAQ symbol "ADAC". There were approximately 2,914 holders of record of the Company's Common Stock on November 24, 1995. The table below provides the quarterly dividends declared and the quarterly high and low closing prices in the NASDAQ National Market System, as reported by NASDAQ, during the last two fiscal years of the Company; the following quarters correspond to the Company's fiscal quarters.

The payment of dividends in the future will depend on the assessment by the Board of Directors of various factors, including earnings, cash flow, capital requirements and other factors affecting the Company's financial position and operations. See Note 4 of Notes to Consolidated Financial Statements included under Item 8 Financial Statements and Supplemental Data regarding limitations upon the payments of dividends.


                              Fiscal 1995                          Fiscal 1994
------------------------------------------------------------------------------------------
                                           Per  Share                           Per Share
                      High          Low     Dividend      High           Low    Dividend
------------------------------------------------------------------------------------------
First Quarter       $ 9 1/8       $ 7 1/4      $.12      $14 3/8       $11 3/4     $.12
Second Quarter        8 1/2         7 1/4       .12       14 1/8         8          .12
Third Quarter            13         7 7/8       .12       10             7 3/4      .12
Fourth Quarter       13 3/4        10 1/2       .12        9 1/8         6 1/8      .12

ITEM 6.  ADAC LABORATORIES AND SUBSIDIARIES
-------------------------------------------
SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------


                                                                           FISCAL YEAR
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)         1995       1994         1993         1992        1991
--------------------------------------------       --------    --------    ---------     ---------   --------

Revenues                                           $184,809    $176,280    $156,946       $121,213   $101,237

Cost of revenues                                    117,320     106,665      89,516         68,511     64,438

Operating expenses                                   49,264      51,978      47,668         39,330     34,364

Other income (expense)                               (1,222)     (6,452)       (242)           818     (1,436)
--------------------------------------------       --------    --------    ---------     ---------   --------
Income before income taxes                           17,003      11,185      19,520         14,190        999

Provision (credit) for income taxes                   5,930      (6,336)      1,461          1,331        111
--------------------------------------------       --------    --------    ---------     ---------   --------
Net income                                         $ 11,073    $ 17,521    $ 18,059       $ 12,859   $    888
--------------------------------------------       --------    --------    ---------     ---------   --------
Net income per share                               $    .65    $   1.06    $   1.10       $    .81       $.06
 Number of shares used in income
   per share calculations                            17,079      16,508      16,458         15,932     14,992

Dividends declared per share                       $    .48    $    .48    $    .48       $    .36   $     -
--------------------------------------------       --------    --------    ---------     ---------   --------
 Total assets                                      $158,348    $121,603    $ 95,081       $ 77,216   $ 60,054
--------------------------------------------       --------    --------    ---------     ---------   --------

Net income and dividends per share have been restated for periods prior to fiscal year 1993 to reflect the one-for-three reverse stock split which was effective March 1993. See Note 1 of Notes to Consolidated Financial Statements.

Net income in 1994 includes the net favorable effect of non-recurring items of approximately $4.6 million. Non-recurring items include: 1) litigation defense costs, 2) restructuring charges, and 3) income tax benefit in excess of federal statutory income tax expense rate of 35%.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities during fiscal 1995 and 1994 was $5.2 million and $11.9 million, respectively. Uses of cash in operations were increases in inventory in anticipation of additional product revenues based on higher product orders, an increase in accounts receivables as revenues grew during the second half of fiscal 1995 in relation to that experienced during the second half of fiscal 1994, and a decrease in accounts payable as the rate of inventory receipts declined during the later part of the fourth quarter of 1995. Offsetting these items was cash generated from operating activities primarily due to increased deferred revenues substantially related to the Company's service business.

Cash used in investing activities rose substantially to $20.2 million, most of which was due to the Company's acquisition of Community Health Computing during fiscal 1995. Cash generated by financing activities increased $14.4 million primarily as a result of borrowings used to fund the acquisition. Additionally, financing cash inflows increased as a result of $4.0 million in stock option exercises, employee stock purchases, and dividend reinvestments.

As a result of the above operating, investing and financing activities, the Company's cash and cash equivalents remained relatively consistent between fiscal 1995 to 1994 at $7.6 and $7.2 million, respectively.

During fiscal 1995, the Company increased its available lines of credit from $30.0 million to $40.0 million, of which $18.3 million was outstanding as of the end of fiscal 1995.

The Company believes that its cash, cash equivalents, cash flows from operating activities and, if necessary, remaining available lines of credit will be able to fund the Company's cash flow requirements for the next fiscal year. On a longer-term basis, the Company may need to increase its sources of capital in response to business conditions or to pursue new business opportunities. Additional borrowings or sale of securities are possible sources. However, there can be no assurance that such additional resources of financing will be available and/or on terms favorable to the Company.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994
REVENUES AND GROSS MARGIN:

The Company's two business units are Medical Systems and Healthcare Information Systems (HCIS).

The Medical Systems business unit includes Nuclear Medicine, Digital Systems Angiograpghy (DSA), and Radiation Therapy Planning (RTP) equipment products, as well as customer service related to those products. Medical Systems product orders increased from $122.8 million to $142.4 million, while its product
revenues increased from $125.0 million to $129.4 million.   This product revenue
increase was primarily due to a 4.9% or $5.8 million increase in Nuclear Medicine product sales, which was offset by a $1.5 million decrease in DSA product sales as that product matured. Medical Systems service revenues increased from $36.8 million to $42.0 million, primarily as a result of the continued increase in the installed product base.

Medical Systems product revenue also represented 94.7% and 92.3% of the Company's total product revenue during fiscal 1995 and 1994, respectively. 1995's geographical mix of Medical Systems product revenues were 73.3% in North America, 16.3% in Europe, and 10.4% in the rest of the world, primarily Latin America and Asia, compared with 1994's 76.7% in North America, 18.3% in Europe, and 5.0% in the rest of the world. The mix of product revenues as a percent of total Medical Systems product revenues for 1995 and 1994 were 95.1% and 93.8% respectively for Nuclear Medicine, 2.9% and 4.2% respectively for DSA, and 2.0% and 2.0% respectively for RTP.

Product backlog for Medical Systems at the end of 1995 was up to $41.5 million, compared to $28.4 million at the end of 1994. Unfilled orders may be canceled or rescheduled by customers in most cases without penalty. For this reason, backlog may not be indicative of sales for any succeeding period.

Medical Systems product margins decreased from 42.9% to 37.3%, primarily due to the continued industry-wide pricing pressures first experienced during the last half of 1994 as the overall market for Nuclear Medicine products in the United States declined. Service margins for Medical Systems increased from 26.2% to 32.5%, as the installed customer base increased, product reliability increased and overall costs were reduced.

HCIS includes products comprising the hardware, software and related implementation of systems designed to manage information within the radiology and laboratory departments of healthcare organizations, as well as service related to those products. During all of 1994 and most of 1995, the Company's HCIS product mix included radiology products offered by the Company and

ADAC/SD&G Healthcare Systems (SD&G), which the Company acquired in November 1993. In July 1995, the Company also acquired Community Health Computing (CHC), which provided the Company with an additional radiology product, as well as a laboratory product. The HCIS business unit now represents the combined businesses of SD&G, CHC, and the Company's existing radiology business.

Although HCIS product orders remained constant at $12.0 million for both 1994 and 1995, product revenues declined from $10.5 million to $7.3 million. Product revenue of $0.8 million was contributed by the acquired CHC business during 1995. The decline in HCIS product revenues resulted from reduced sales of maturing radiology products that were not yet fully offset by sales of newer radiology products, which are still under development. HCIS service revenues increased from $4.0 million to $6.1 million. The acquired CHC business contributed $2.8 million of service revenue during 1995.

All HCIS sales are in North America. For 1995 and 1994, radiology product revenues represented 91.9% and 100%, respectively, of HCIS product revenues, and laboratory product revenues represented 8.1% and 0.0%, respectively.

HCIS product backlog increased from $10.4 million to $11.7 million at the end of 1994 and 1995, respectively. Backlog increased due to backlog acquired upon the purchase of CHC. Unfilled orders may be canceled or rescheduled by customers, in most cases without substantial penalty. For this reason, backlog may not be indicative of sales for any succeeding period.

Product margins for HCIS declined from 58.2% to 33.8% due to lower margins experienced as proprietary third-party hardware platforms were replaced with non-proprietary open-systems hardware platforms providing lower margins. In addition, laboratory product margins presently are lower during the initial
stages of new product introduction.    HCIS service margins increased from 29.0%
to 49.8% primarily due to obtaining a relatively large installed base of laboratory product customers when the Company acquired CHC.

OPERATING AND OTHER EXPENSES:

Overall operating expenses as a percentage of revenues decreased from 28.1% to 26.7% excluding 1994's nonrecurring restructuring charges (see "Fiscal 1994 Compared to Fiscal 1993"). This overall expense reduction was a result of the Company's continued cost reduction efforts started during the second half of 1994 concurrent with the restructuring. As a percentage of revenue for 1994 and 1995, marketing and sales expenses decreased from 17.3% to 16.2% and research and development expenses decreased from 6.4% to 5.5%. Research and development expenses represent continued investment in new product development and are net of software capitalization of $2.0 million in 1995 and

$1.4 million in 1994. General and administrative expenses increased from 4.4% to 4.9%, which was entirely attributable to the acquired CHC business.

Other expense, net, excluding 1994's litigation defense costs and related settlement (see "Fiscal 1994 Compared with Fiscal 1993 - Operating and Other Expenses"), increased from $0.2 million to $1.2 million as a result of the Company carrying short-term bank borrowings during 1995 to fund loans made to CHC prior to the Company's acquisition of such company and, subsequently, to fund the acquisition of CHC.

INCOME TAXES:

Fiscal 1995's effective tax rate was 35%, which is approximately equal to the Company's statutory Federal tax rate after utilization of business tax credits. In fiscal 1994, the Company recorded a tax benefit resulting from the release of a valuation allowance against deferred tax assets related to Federal net operating loss carryfowards (see "Fiscal 1994 Compared to Fiscal 1993 - Income Taxes").

OTHER:

Segment and foreign operations information is contained in Note 12 of Notes to Consolidated Financial Statements.

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

In order to maintain successful operating results in the highly competitive industry in which the Company does business, the Company must continue to produce innovative products equal to or better than those of its competitors. Within the industry, there is also uncertainty associated with the potential response of customers to new private and legislative health care cost containment initiatives, which may affect the size of marketplace and pricing. Although the Company has been able to develop and market advanced, innovative and cost effective new products in recent years, and has been able to increase its market share in the nuclear medicine industry, there is no assurance that this will continue.

FISCAL 1994 COMPARED TO FISCAL 1993
REVENUES AND GROSS MARGIN:

The Company's orders and revenues continued to increase in 1994 in all its core businesses, as well as through the acquisition of SD&G. Product orders modestly increased from $135.3 million to $137.8 million. Product backlog at the end of 1993 and 1994 was $38.9 million and $38.8 million, respectively.

Total product revenues increased 11.8% as a result of an $11.4 million (10%) increase in Medical Systems product sales and a $3.0 million (40%) increase in revenues from HCIS products. The increased sales of HCIS products was primarily due to the acquisition of SD&G Healthcare Systems at the beginning of 1994, and represented $10.5 million (7.7%) of total product revenues compared to $7.5 million (6.2%) of total product revenues in the prior fiscal year. In Medical Systems, Nuclear Medicine products comprised 85% of the total Company's product revenues in both fiscal years, of which the Company's GENESYS VERTEX camera represented the largest percentage component. The increase in MS sales was particularly strong in Latin America and Europe, with non-domestic revenue increasing 27.7%. In addition to the Nuclear Medicine products, sales of the DSA and RTP products also showed modest growth. Service revenues increased 13.9%, primarily from the expansion of the Company's installed customer base.

Margins on product sales decreased from 48.3% to 42.4% primarily due to significant pricing pressures as the overall market for Nuclear Medicine products in the United States declined. Service margins increased from 24.9% to 29.9%. The increase is attributable to service support costs remaining flat, despite increased revenue, as the Company focused on cost reduction and enhancing product reliability.

OPERATING AND OTHER EXPENSES:

Overall operating expenses decreased from 30.4% to 28.1% excluding restructuring charges. Marketing and sales expenses as a percent of revenue declined from 18.6% to 17.3%. The Company was able to reduce its marketing and sales expenses as a percentage of revenue while continuing to invest in developing its sales and marketing efforts in Europe, Asia, and Latin America. While research and development expenses as a percent of revenue decreased from 7.0% to 6.4%, research and development expenses increased 1.6% or $0.2 million. The expenses represent continued investment in new product development and are net of software capitalization of $1.4 million in 1994 and $0.7 million in 1993. General and administrative expenses as a percent of revenue decreased from 4.7% to 4.4%.

Other expense of $6.5 million in 1994 includes $4.2 million in litigation defense costs and $2.0 million in settlement costs related to the Elscint litigation as discussed in Note 5 of Notes to Consolidated Financial Statements. Excluding the litigation defense costs, other expense remained relatively constant at $0.2 million.

During the third quarter of 1994, the Company implemented a restructuring plan to eliminate functions and positions dedicated to rework and non-critical activities, consolidate certain job functions, redesign and streamline manufacturing systems and processes, and undertake a major program of proactive and preventive maintenance of the Company's installed base of equipment to further enhance the equipment's reliability. As a result, the Company recorded a restructuring charge of approximately $2.5 million for these costs, of which $2.1 million was paid prior to the 1994 fiscal year end. Of the total restructuring charge, severance and related costs for 67 employees accounted for 47%, manufacturing redesign 6%, preventive maintenance costs 28%, asset write-downs 8%, and other costs accounted for the remainder.

INCOME TAXES:

Effective October 4, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as discussed in Note 1
of Notes to Consolidated Financial Statements.   On adoption of SFAS No. 109,
management established a valuation allowance for the entire balance of its net deferred tax asset due to uncertainty with regard to the outcome of the Elscint litigation summarized in Note 5 of Notes to Consolidated Financial Statements, and concerns over healthcare reform legislation. Following the settlement of this litigation in September 1994, combined with new legislative developments in healthcare reform, the valuation allowance against the deferred tax asset was no longer deemed appropriate in the fourth quarter and therefore was released in the period. This resulted in an income tax benefit of $7.4 million, for a net income tax benefit for the year of $6.3 million (see Note 11 of Notes to Consolidated Financial Statements). This income tax benefit compares to an effective tax rate in 1993 of 7.5% for the provision for income taxes.

OTHER:

Segment and foreign operations information is contained in Note 12 of Notes to Consolidated Financial Statements.

ITEM 8.  ADAC LABORATORIES AND SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------


                                                             FISCAL YEAR ENDED
                                                    OCTOBER 1,   OCTOBER 2,    OCTOBER 3,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)            1995          1994         1993
------------------------------------------------    ---------    ----------    ---------
REVENUES, NET:
Product                                              $136,715      $135,485    $121,136
Service                                                48,094        40,795      35,810
------------------------------------------------     --------      --------    --------

                                                      184,809       176,280     156,946
                                                     --------      --------    --------

COST OF REVENUES:
Product                                                85,914        78,069      62,626
Service                                                31,406        28,596      26,890
------------------------------------------------     --------      --------    --------

                                                      117,320       106,665      89,516
                                                     --------      --------    --------

Gross profit                                           67,489        69,615      67,430
------------------------------------------------     --------      --------    --------

OPERATING EXPENSES:
Marketing and sales                                    29,928        30,565      29,254
Research and development                               10,081        11,202      11,031
General and administrative                              9,081         7,758       7,383
Goodwill amortization                                     174
Restructuring charges                                                 2,453
------------------------------------------------     --------      --------    --------

                                                       49,264        51,978      47,668
                                                     --------      --------    --------

Operating income                                       18,225        17,637      19,762
------------------------------------------------     --------      --------    --------

OTHER INCOME (EXPENSE):
Litigation defense costs                                             (6,240)
Interest and other, net                                (1,222)         (212)       (242)
------------------------------------------------     --------      --------    --------

                                                       (1,222)       (6,452)       (242)
                                                     --------      --------    --------

Income before provision for income taxes               17,003        11,185      19,520
Provision (credit) for income taxes                     5,930        (6,336)      1,461
------------------------------------------------     --------      --------    --------

Net income                                           $ 11,073      $ 17,521    $ 18,059
------------------------------------------------     --------      --------    --------

Net income per share                                     $.65         $1.06       $1.10
Number of shares used in per share calculations        17,079        16,508      16,458
------------------------------------------------     --------      --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
----------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                                        AS OF
                                                                           OCTOBER 1,           OCTOBER 2,
(AMOUNTS IN THOUSANDS)                                                           1995                 1994
-----------------------------------------------------------------          ----------           ----------
ASSETS
Current assets:
Cash and cash equivalents                                                    $  7,551             $  7,203
Accounts receivable, net of allowance for returns and doubtful
 accounts of $2,044 in 1995 and $1,644 in 1994                                 55,047               45,173
Inventories                                                                    28,217               22,600
Deferred income taxes                                                          10,732               14,877
Prepaid expenses and other current assets                                       5,515                2,243
-----------------------------------------------------------------            --------             --------

 Total current assets                                                         107,062               92,096
-----------------------------------------------------------------            --------             --------

Service parts, net                                                             13,571               13,300
Fixed assets, net                                                               8,368                5,515
Capitalized software, net                                                      10,280                3,646
Goodwill, net                                                                  11,692
Other assets, net                                                               7,375                7,046
-----------------------------------------------------------------            --------             --------

 Total Assets                                                                $158,348             $121,603
-----------------------------------------------------------------            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks                                                       $ 18,298
Accounts payable                                                               13,147             $ 15,933
Dividends payable                                                               2,027                1,904
Deferred revenues                                                              13,506                6,447
Customer deposits and advance billings                                          4,201                2,327
Accrued compensation                                                            6,335                5,827
Other accrued liabilities                                                      13,812               11,120
-----------------------------------------------------------------            --------             --------

 Total current liabilities                                                     71,326               43,558
-----------------------------------------------------------------            --------             --------

Non-current liabilities and deferred credits                                    4,254                3,379
-----------------------------------------------------------------            --------             --------

 Total Liabilities                                                             75,580               46,937
-----------------------------------------------------------------            --------             --------

Commitments and contingencies (Note 5)
-----------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
 Authorized: 5,000 shares;
 issued and outstanding: none in 1995 and 1994
Common stock, no par value:
 Authorized: 25,000 shares;
 issued and outstanding: 16,919 shares as of October 1, 1995
 and 16,047 shares as of October 2, 1994, respectively                        101,072               97,086
Accumulated deficit                                                           (18,986)             (22,174)
Translation adjustment                                                            682                 (246)
-----------------------------------------------------------------            --------             --------
 Shareholders' Equity                                                          82,768               74,666
-----------------------------------------------------------------            --------             --------
 Total Liabilities and Shareholders' Equity                                  $158,348             $121,603
-----------------------------------------------------------------            ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
----------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------

                                                  Common     Stock     Accumulated  Translation     Note
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)     Shares     Amount      Deficit    Adjustment   Receivable   Total
---------------------------------------------     -------   --------    --------    -----------  ----------  -------
Balances, September 27, 1992                      14,694    $ 84,275    $(40,917)      $ (89)                $43,269
Shares retired as a result of one for three
   reverse stock split                                (1)        (14)                                            (14)
Employee stock purchases and
   exercises of employee stock options               566       1,952                                           1,952
Note for exercise of employee stock options                                                         $(453)      (453)
Income tax benefit resulting from
   exercises of stock options                                    415                                             415
Shares withheld in payment of stock
   options exercised                                 (40)        (90)       (369)                               (459)
Translation adjustment                                                                  (770)                   (770)
Dividends declared ($0.48 per share)                                      (7,259)                             (7,259)
Net income                                                                18,059                              18,059
---------------------------------------------     ------    --------    --------       -----        -----    -------

Balances, October 3, 1993                         15,219      86,538     (30,486)       (859)        (453)    54,740
Employee stock purchases and
   exercises of employee stock options               759       2,273                                           2,273
Shares repurchased                                   (86)       (487)       (240)                               (727)
Shares sold under dividend reinvestment plan           6          49                                              49
Repayment of employee note                                                                            453        453
Shares withheld in payment of stock
    options exercised                               (124)       (411)     (1,084)                             (1,495)
Pooling of interest with SD&G                        273                    (210)                               (210)
Income tax benefit resulting from
   exercises of stock options                                  9,124                                           9,124
Translation adjustment                                                                   613                     613
Dividends declared ($0.48 per share)                                      (7,675)                             (7,675)
Net income                                                                17,521                              17,521
---------------------------------------------     ------    --------    --------       -----        -----    -------

Balances, October 2, 1994                         16,047      97,086     (22,174)       (246)                 74,666
Employee stock purchases and
   exercises of employee stock options               937       4,733                                           4,733
Shares sold under dividend reinvestment plan          17         181                                             181
Shares withheld in payment of stock
    options exercised                                (82)     (1,087)                                         (1,087)
Income tax benefit resulting from
   exercises of stock options                                    159                                             159
Translation adjustment                                                                   928                     928
Dividends declared ($0.48 per share)                                      (7,885)                             (7,885)
Net income                                                                11,073                              11,073
---------------------------------------------     ------    --------    --------       -----        -----    -------

Balances, October 1, 1995                         16,919    $101,072    $(18,986)      $ 682                 $82,768

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                                      FISCAL YEAR ENDED
                                                                        OCTOBER 1,        OCTOBER 2,       OCTOBER 3,
(AMOUNTS IN THOUSANDS)                                                     1995              1994             1993
---------------------------------------------------------------------   -----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 11,073         $ 17,521         $ 18,059
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                          6,377            5,775            5,044
      Provision for product returns and doubtful accounts                    1,502            1,023              670
      Loss on disposal of fixed assets                                                                            99
      Deferred income taxes                                                  4,145           (7,421)
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (8,966)          (6,058)         (12,863)
        Inventories                                                         (5,276)          (1,105)          (7,705)
        Prepaid expenses and other current assets                           (2,763)            (322)            (633)
        Service parts                                                       (1,971)          (3,175)          (2,901)
        Accounts payable                                                    (3,109)           2,710            3,927
        Deferred revenues                                                    7,059           (1,805)           2,089
        Customer deposits and advance billings                              (3,135)            (242)           1,267
        Accrued compensation                                                   508            1,790             (535)
        Other accrued liabilities                                           (1,114)           3,392              306
        Non-current liabilities and deferred credits                           875             (169)          (1,008)
---------------------------------------------------------------------     --------         --------         --------

Net cash provided by operating activities                                    5,205           11,914            5,816
---------------------------------------------------------------------     --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (2,588)          (4,372)          (2,992)
   Proceeds from sale and leaseback of fixed assets                          1,553            6,000              504
   Increase in other assets                                                 (2,997)          (2,793)          (2,335)
   Acquisition of business, net of cash acquired                           (16,152)
---------------------------------------------------------------------     --------         --------         --------

Net cash used in investing activities                                      (20,184)          (1,165)          (4,823)
---------------------------------------------------------------------     --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under short-term debt arrangements, net          18,298           (3,700)             700
   Proceeds from issuance and repurchase of common stock, net                3,986              100            1,479
   Employee stock purchase (loan) repayment                                                     453             (453)
   Dividends paid                                                           (7,885)          (7,675)          (7,196)
---------------------------------------------------------------------     --------         --------         --------

Net cash provided by (used in) financing activities                         14,399          (10,822)          (5,470)
---------------------------------------------------------------------     --------         --------         --------
Effect of exchange rates on cash                                               928              613             (770)
---------------------------------------------------------------------     --------         --------         --------

Net change in cash and cash equivalents                                        348              540           (5,247)
Cash and cash equivalents, at beginning of the year                          7,203            6,663           11,910
---------------------------------------------------------------------     --------         --------         --------

Cash and cash equivalents, at end of the year                             $  7,551         $  7,203         $  6,663
---------------------------------------------------------------------     --------         --------         --------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                         $  1,609         $    439         $    231
    Income taxes paid                                                          289              457            1,647

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1995 and 1994 included 52 weeks compared to 53 weeks in fiscal 1993.

Principles of Consolidation

The consolidated financial statements include the accounts of ADAC Laboratories and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

The Company's European subsidiaries' functional currencies are considered to be their respective local currencies. Adjustments that arise in translating their financial statements into the U.S. dollar are included as a separate component of shareholders' equity in the consolidated balance sheets.

Gains and losses from foreign currency transactions are included as a component of interest and other income (expense), net, in the consolidated statements of income, and amounted to losses of $150, $68, and $73 in fiscal 1995, 1994, and 1993, respectively.

Revenue Recognition

The Company has two major business units for which specific revenue recognition policies are followed. Revenues related to the Company's Medical Systems business unit product sales are recognized upon shipment to the customer or its requested location, at which time title and risk of ownership passes. Estimated provisions for product sale returns, installation and warranty are accrued upon revenue recognition. Revenues related to Medical Systems service are recognized ratably over the relevant contractual period or as the service is performed. Medical Systems revenue billed but unearned is included on the consolidated balance sheets as deferred revenue.

Revenues related to the Company's Healthcare Information Systems business unit are derived from software licenses, computer hardware sales, related implementation, training and support services and maintenance contracts. Revenues for software licenses are recognized either at the shipment date or upon the renewal date if, in either case, payment is due within twelve months after such date. Revenues for license fees that have payments due beyond twelve months are generally recognized at the time fees are paid or are billable. Revenues for computer hardware sales are recognized at the time of shipment. The Company's obligations subsequent to shipment primarily relate to implementation and training. Revenues for these services are recognized as the services are provided. Revenues from maintenance contracts are recognized ratably over the relevant contractual period.

Research and Development

Research and development expenditures are charged to operations as incurred, net of certain capitalized software costs.

Income Taxes

Effective October 4, 1993, the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting For Income Taxes."   Prior to fiscal 1994,
the Company accounted for income taxes under SFAS 96.

Under the asset and liability method prescribed by SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are also recognized for deductible temporary differences and operating loss and tax credit carryforwards and, if appropriate, with a valuation allowance established against the resulting assets if it is more likely than not that the related tax benefits will not be realized.

Income Per Share

Net income per common and common equivalent share has been computed using the weighted average number of common shares outstanding after considering the dilutive effect of common stock options and warrants. All per share data has been adjusted to reflect a one-for-three reverse stock split which was effected in March 1993.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Concentration of Credit Risk

The Company sells its products to hospitals and clinics worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, except for sales within Latin America. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. The Company invests any excess cash on deposits with a major bank. The Company has not experienced any losses on these deposits.

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Inventories

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

Service Parts

Service parts used for servicing installed equipment are stated at cost and are depreciated over a 10-year period using the declining-balance method of depreciation.

Fixed Assets

Major additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the financial statements, and any gain or loss on disposal is included in the consolidated statements of income. Fixed assets, other than leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives (3-7 years). Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining term of the related leases.

Capitalized Software

Costs related to the conceptual formulation and design of software products are expensed as product development, and costs incurred subsequent to establishing the technological feasibility of software products are capitalized.
Amortization of capitalized software costs, which begins when products are available for general release to customers, is computed using the greater of 1) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues; or 2) a straight-line basis over the expected product lives, generally estimated to be three to seven years.

Software costs capitalized during fiscal years 1995, 1994, and 1993 amounted to approximately $1,996, $1,402, and $699, respectively. Additionally, $5,802 of capitalized software was acquired through the acquisition of Community Health Computing Corporation during fiscal 1995 and $364 of capitalized software was acquired through the acquisition of SD&G Healthcare Systems, Inc during fiscal 1994 (see Note 3). Amortization of capitalized software costs amounting to approximately $1,164, $697 and $584, respectively, have been charged to cost of product revenues.

Intangible Assets

Goodwill and other purchased intangibles, including technology and sales partnerships, are capitalized and amortized on a straight-line basis over the estimated useful life of the related asset (3-15 years).

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the 1995 presentation.

NOTE 2  BALANCE  SHEET  DETAIL:

                                                          1995                  1994
                                                        --------              --------
Inventories consist of:
Purchased parts and sub-assemblies                      $ 14,138              $ 13,872
Work in process                                            1,421                 3,171
Finished goods                                            12,658                 5,557
                                                        --------              --------
                                                        $ 28,217              $ 22,600
                                                        ========              ========
                                                          1995                  1994
                                                        --------              --------
Service parts consist of:
Field service parts, at cost                            $ 19,358              $ 18,237
Less accumulated depreciation                             (5,787)               (4,937)
                                                        --------              --------
                                                        $ 13,571              $ 13,300
                                                        ========              ========

                                                          1995                  1994
                                                        --------              --------
Fixed assets, at cost, consist of:
Production and test equipment                           $  9,686              $  6,000
Field service equipment                                    1,138                   865
Office and demonstration equipment                         8,840                 8,324
Leasehold improvements                                     1,042                   612
                                                        --------              --------
                                                          20,706                15,801
Less accumulated depreciation and
  amortization                                           (12,338)              (10,286)
                                                        --------              --------
                                                        $  8,368              $  5,515
                                                        ========              ========
                                                          1995                  1994
                                                        --------              --------
Other accrued liabilities consist of:
Accrued customer service costs                          $  2,031              $  2,578
Accrued settlement and litigation costs                        -                 3,098
Other accrued expenses                                    11,781                 5,444
                                                        --------              --------
                                                        $ 13,812              $ 11,120
                                                        ========              ========
                                                          1995                  1994
                                                        --------              --------
Non-current liabilities and
   deferred credits consist of:
Deferred contract revenue                               $  1,425              $    823
Deferred gain on sale of fixed assets                      2,251                 2,556
Other non-current liabilities                                578                     -
                                                        --------              --------
                                                        $  4,254              $  3,379
                                                        ========              ========

NOTE 3 ACQUISITIONS

On July 12, 1995, the Company completed its acquisition of Community Health Computing (CHC) of Houston, Texas for approximately $18.4 million, which included $1.9 million of expenses associated with the acquisition. Through the acquisition, the Company acquired all the rights to CHC's product portfolios for the laboratory information systems and radiology information systems markets, and obtained CHC's installed customer base.

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The acquisition was accounted for as a purchase, and the results of operations of CHC have been included in the Company's consolidated financial statements subsequent to July 12, 1995. The fair value of assets acquired, including goodwill, was $27.6 million and liabilities assumed totaled $23.6 million. Goodwill of $11.9 million is being amortized over 15 years on a straight-line basis.

The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each year presented.


                                          1995       1994
                                        --------   --------
Revenues                                $193,156   $196,233
Operating income (loss)                   15,994     (3,324)
Income (loss) before provision for
  income taxes                            13,719    (11,725)
Net income (loss)                          7,789     (5,389)
Net income per share                        0.46      (0.33)
Number of shares used in per
  share calculation                       17,079     16,508
                                        --------   --------

On November 16, 1993, the Company acquired SD&G Healthcare Systems, Inc. (SD&G), a company engaged in the sale and development of hospital information systems. The Company issued 273 shares of common stock in exchange for all the outstanding stock of SD&G. The transaction was accounted for as a pooling of interests. The Company also assumed options to purchase SD&G stock which will remain outstanding as options to purchase approximately 26 shares of the
Company's common stock.   Prior period financial statements have not been
restated because the operations of SD&G were not material to the financial position or the results of operations of the Company at the time of acquisition.

NOTE 4 CREDIT AND BORROWING ARRANGEMENTS

The Company has revolving credit facilities with two separate banks totaling $40,000. Both credit facilities offer borrowings in either U.S. dollars or in foreign currencies. One credit facility for $20,000 expires April 5, 1996 and the other credit facility for $20,000 expires March 31, 1996. U.S. dollar and foreign currency borrowings under both credit facilities bear interest at either Libor plus 1.25% or the bank's base rate. Borrowings are generally repaid within 90 days. No borrowings in foreign currency have been received by the Company. At October 1, 1995, the Company had $21,702 available for borrowing under these facilities.

Borrowings under both facilities are collateralized by the Company's assets, and the Company is required to comply with certain financial and other covenants, including restrictions on its ability to acquire or merge with another company, incur additional debt, or purchase or lease capital assets in excess of $3,000 per year. In addition, the Company cannot, without prior approval, pay cash dividends or repurchase common stock in excess of 50% of earnings for the prior period.

Additional information with respect to such revolving lines of credit is as follows:


                                 1995      1994
                               -------    -------
Maximum borrowings
  during the year              $27,760    $13,925
Average borrowings during
  the year                     $14,521    $ 9,175
Weighted average interest
  rates during the year           7.45%      5.19%
                               -------    -------

NOTE 5 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and manufacturing facilities under operating leases which expire at various dates through 2002. The Company is responsible for maintenance, taxes and insurance on all facilities.

During fiscal 1995, the Company sold and leased back fixed assets with a net book value of $591 for total proceeds of $832. The gain on the transaction will be recognized over the five year term of the operating lease. Similarly, in September 1994, the Company entered into a sale and leaseback transaction under which it sold fixed assets with a net book value of $2,809 for total proceeds of $6,000. As part of this agreement, the Company entered into two operating leases over terms of three and five years, respectively. The gain on the
transaction will be recognized over the terms of the leases.   In addition, the
Company guaranteed to the lessors the final residual value of approximately $1,012.

As of October 1, 1995, future annual minimum lease payments for all non-cancelable operating leases are as follows:


Fiscal Year                       Building   Equipment
-----------                       --------   ---------
1996                               $ 2,810      $1,857
1997                                 2,949       1,881
1998                                 2,742       1,326
1999                                 1,614       2,487
2000                                   785         136
Thereafter                           1,638           0
                                  --------   ---------
Total minimum lease payments       $12,538      $7,687
                                  --------   ---------

Rent expense totaled $4,284, $2,572, and $1,723 for fiscal years 1995, 1994 and 1993, respectively.

Capital Leases

During fiscal 1995, the Company entered into two capital leases having terms of
five years.   Under these two agreements, certain leased fixed assets are pledged as collateral.

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

As of October 1, 1995, future annual minimum lease payments under these capital leases are as follows:


Fiscal Year                                      Capital Leases
-----------                                      --------------
1996                                                      $ 185
1997                                                        185
1998                                                        185
1999                                                        185
2000                                                         60
Thereafter                                                    0
                                                 --------------
Total minimum lease payments                                800
Amount representing interest                               (149)
                                                 --------------
Present value of net minimum lease payments                 651
Less current portion                                       (185)
                                                 --------------
                                                           $466
                                                 --------------

Payments under these capital lease obligations totaled $126 in fiscal 1995.

As of October 1, 1995, the Company had $729 of equipment under capital leases with accumulated amortization of $139.

Litigation

In September 1994, the Company settled a lawsuit with Elscint Limited which had alleged infringement of certain patents relating to Nuclear Medicine imaging and Digital Fluroscopy technology. Without admitting any liability or wrongdoing, the Company agreed to pay $2,000 to settle the lawsuit. As part of the settlement, each party agreed not to sue each other with respect to nuclear medicine intellectual property matters for the next ten years. This amount was included in other liabilities in the October 2, 1994 Consolidated Balance Sheet and was paid on October 4, 1994. In addition to the $2,000 settlement charge in fiscal 1994, approximately $4,240 in litigation defense costs were incurred and are included in other expense in the Consolidated Statement of Income for fiscal 1994.

The Company is also a defendant in other legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these other actions at this time, management is of the opinion that any unaccrued liability resulting from the claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Other

Under third party lease program agreements, the Company is contingently liable for losses in the event of default by lessees, limited to a percentage (ranging from 2% to 16%) of the equipment lease, depending on the agreement, and up to 100% for the related service contracts. At October 1, 1995 the contingent liability was $1,923.

In conjunction with its third party financing and lease programs, the Company sells certain receivables with recourse. The amount of recourse ranges from 10% to 100% of the receivable. As of October 1, 1995 the contingent liability was $4,043.

NOTE 6 CAPITAL STOCK

Preferred Stock

The Board of Directors is authorized to determine the rights and preferences of the preferred stock, issuable in series. The Board of Directors may increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of such series then outstanding.

Common Stock

In 1994 the Board of Directors approved the issuance of warrants to purchase up to 60 shares of common stock at the Company's then market price of $6.50 per share to a consulting firm as partial compensation for services rendered and to be rendered. The warrants were issued proportionately as services were performed through March 1995, and expire on July 1, 1999. At October 1, 1995, all of the warrants related to this issuance had been issued and were outstanding.

As of October 1, 1995, the Company has reserved a total of 2,985 shares of common stock for issuance under employee stock option plans and 38 under the employee stock purchase plan as discussed in Note 7.

NOTE 7 STOCK PLANS

Stock Option Plans

The Company currently has three stock option plans for employees and consultants, including the 1981 stock option plan (under which no further options may be granted), the 1985 option plan and the 1992 stock option plan, which was approved by the Board of Directors in July 1992.

The 1985 Option Plan (as amended) and 1992 Option Plan allow for non-qualified as well as incentive options to be granted to employees, officers, consultants and others. Incentive stock options must be granted at exercise prices of not less than fair market value and expire within 10 years from the date of grant. Non-qualified stock options can have exercise prices of not less than 85% of fair market value and also expire within 10 years of grant date.

In addition, the Company has a directors' stock option plan under which options are granted to non-employee directors. Options under this plan are granted for a period of 5 years from the date of grant at an option exercise price equal to 100% of fair market value.

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Options available for grant under all plans as of October 1, 1995 were 469. In addition, 685 of the options outstanding at October 1, 1995 were exercisable. A summary of the activity under these plans is as follows:



                              1995                            1994                            1993
------------------------------------------------------------------------------------------------------------------------
                                            Price                            Price                         Price
(Shares in thousands)         Shares        Per Share         Shares         Per Share        Shares       Per Share
-------------------------     ------        ------------      ------         ------------     ------       -------------
Outstanding at beginning
  of year                      2,557        $2.25 -$15.75      2,267          $2.25 -$15.75     2,645       $ 2.25 -$ 9.75
Granted                        1,073         7.75 - 11.875     1,169           6.38 - 14.25       202        10.12 - 15.75
Exercised                       (879)        7.375- 13.5        (702)          6.25 - 14.25      (525)        2.25 -  9.75
Canceled                        (235)        2.25 - 14.25       (177)          2.25 - 14.25       (55)        2.25 -  8.81
                              ------        -------------     ------          -------------    ------       --------------
Outstanding at end of year     2,516        $2.25 -$15.75      2,557          $2.25 -$15.75     2,267       $ 2.25 -$15.75
                              ------        -------------     ------          -------------    ------       --------------

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Employee Stock Purchase Plan

This plan, as amended, permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation and cannot exceed 100 shares per employee per interim offering period) at the lower of 85% of fair market value at the beginning of a 27 month offering period or at the end of each interim period. Each full-time employee of the Company who has been employed for six months or more at the commencement of an interim offering period is entitled to participate in the plan. During fiscal years 1995, 1994, and 1993, 58, 57, and 52 shares were issued at an average price of $7.21, $7.42, and $9.17 per share, respectively.

NOTE 8 RETIREMENT SAVINGS PLAN

The Company maintains a qualified retirement plan, under the provisions of
Section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company may match employee contributions with discretionary amounts as may be determined by the Board of Directors. As of October 1, 1995, no matching contributions had been made.

NOTE 9 RESTRUCTURING CHARGES

During the third quarter of 1994, the Company implemented a restructuring plan to eliminate functions and positions dedicated to rework and non-critical activities, consolidate certain job functions, redesign and streamline manufacturing systems and processes, and undertake a major program of proactive and preventive maintenance of the Company's installed customer base of equipment to enhance further the equipment's reliability. As a result, the Company recorded a restructuring charge of approximately $2.5 million for these costs. Of the total restructuring charge, severance and related costs for 67 employees accounted for 47%, manufacturing redesign 6%, preventive maintenance costs 28%, asset writedowns 8%, and other costs accounted for the remainder. At October 1, 1995, the Company had $307 remaining in the restructuring reserve for these charges.

Note 10 SUBSEQUENT EVENT

On November 9, 1995, the Company acquired JD Technical Services, Inc., of Washington, Missouri, a leader in nuclear medicine imaging systems remanufacturing, as well as a nationwide provider of multivendor service and support. The Company issued 138 shares of common stock at the average closing price of the Company's common stock during a specified period, for a total price of $1.7 million, in exchange for all the outstanding stock of JD Technical. The transaction will be accounted for as a pooling of interests. Prior period financial statements will not be restated, as the operations of JD Technical were not material to the financial position or the results of operations of the Company at the time of acquisition.

Note 11 INCOME TAXES

As discussed in Note 1, the Company adopted SFAS No. 109 as of October 4, 1993. There was no cumulative effect of this change in accounting for income taxes determined as of October 4, 1993. In 1993, the Company accounted for income taxes under SFAS No. 96.

Income tax expense (benefit) consists of:


                 1995       1994      1993
               -------    -------    ------
Current:
  Federal      $   267    $   319    $  330
  State            571        766     1,131
               -------    -------    ------
                   838      1,085     1,461
               -------    -------    ------
Deferred:
  Federal        4,904     (7,170)
  State            188       (251)
               -------    -------    ------
                 5,092     (7,421)
               -------    -------    ------
Total          $ 5,930    $(6,336)   $1,461
               -------    -------    ------

The reconciliation of the provision for income taxes, computed at the statutory United States income tax rate, to the reported amounts is as follows:


                                                       1995       1994      1993
                                                     -------    -------    ------
Income taxes at statutory rate (35%, 35%, and
  34.75% in 1995, 1994, and 1993, respectively)      $ 5,951    $ 3,915    $6,783
State income taxes, net of federal benefit               493        335     1,011
Federal alternative  minimum tax                                              330
Benefit from net operating loss carryforwards                    (3,956)   (6,663)
Losses on foreign subsidiaries not providing
  benefits in the current year                                      526
Change in valuation allowance, net of benefits
  attributable to the exercise of nonqualified
  stock options                                          980     (6,905)
Business credits                                      (2,156)      (317)
Other                                                    662         66
                                                     -------    -------    ------
Provision for income taxes                           $ 5,930    $(6,336)   $1,461
                                                     -------    -------    ------

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

As of October 1, 1995, the Company had net operating loss carryforwards of approximately $15,265 available to offset future federal taxable income and approximately $6,787 available to offset future taxable income in various foreign jurisdictions. Federal tax carryforwards expire in years 1999 to 2000, and foreign tax carryforwards expire beginning in 1996 and extending indefinitely. Net operating loss carryforwards include $15,265 which arose from the exercise of non-qualified stock options, the tax benefit of which has been reflected as an increase in paid-in capital of $9.1 million during fiscal 1994. The Company also has credit carryforwards of $4,585. These credit carryforwards will expire in the years 1996 to 2009, if not utilized.

Significant components of the Company's deferred tax assets and liabilities at October 1, 1995 and October 2, 1994 are as follows:


                                                      1995       1994
                                                    -------    -------
Deferred income tax assets:
  Net operating loss carryforwards                  $ 8,388    $13,812
  Business credit carryforwards                       4,585      4,089
  Inventory related reserves                            962      2,061
  Alternative minimum tax credit carryforwards          878        674
  Accrued vacation                                      376        575
  Accrued customer service costs                        388        606
  Accounts receivable related reserves                  458        529
  Deferred income                                       672        287
  Other                                                 447      1,041
                                                    -------    -------
                                                     17,154     23,674
Less valuation allowance                             (3,054)    (4,034)
                                                    -------    -------
Deferred income tax assets                           14,100     19,640
                                                    -------    -------
Deferred income tax liabilities:
  Depreciation                                      $ 1,963    $ 1,591
  Capitalized software                                1,405      1,504
                                                    -------    -------
Deferred income tax liabilities                       3,368      3,095
                                                    -------    -------
Net deferred income tax assets                      $10,732    $16,545
                                                    -------    -------

On adoption of SFAS No. 109 in October 1993, the Company established a valuation allowance for the entire balance of its net deferred tax asset due to uncertainty with regards to the outcome of the litigation with Elscint Limited discussed in Note 5 of the Notes to Consolidated Financial Statements, and uncertainty of the impact of potential healthcare reform legislation on the Company's business. Following the settlement of the Elscint litigation in September 1994 and further developments on healthcare reform, the Company reassessed the requirement for a valuation allowance under the rules of SFAS No. 109 and concluded that it was more likely than not the deferred tax asset would be realized and therefore a valuation allowance against its future domestic income tax loss carryforwards was no longer appropriate. The remaining valuation allowance at October 1, 1995 and October 2, 1994 relate to net operating loss carryforwards available for the benefit of foreign operations.

Note 12 SEGMENT INFORMATION AND FOREIGN OPERATIONS

The Company designs, manufactures, and markets medical imaging and health care information systems to hospitals and clinics worldwide. During the fourth quarter of fiscal 1995, the Company completed its acquisition of CHC, as discussed in Note 3. As a result, the relative significance of the Company's Healthcare Information Systems' segment increased in relation to the Company's overall business. Accordingly, the Company's operations are now derived from two major business units, Medical Systems business (MS) and Healthcare Information Systems business (HCIS). Prior to 1995, the results of operations from the Healthcare Information Systems' segment were not significant. The following table summarizes the results of operations for the Company's two major business segments.


Fiscal 1995
                                            MS       HCIS
                                      --------    -------
Revenues                              $171,444    $13,365
Operating income (loss)                 19,288     (1,063)
Depreciation and amortization            5,403        974
Capital expenditures                     2,438        150
Total  assets                              127         31
                                      --------    -------

Additionally, the Company has foreign operations which are those of its subsidiaries in the Netherlands, France, Germany, Denmark, United Kingdom and Italy, and substantially all of their sales are made to unaffiliated European customers. The following table summarizes the foreign subsidiaries' operations:


                                 1995       1994       1993
                             --------    -------    -------
Revenues                     $ 27,282    $28,436    $23,430
Net income (loss)                (320)        73         43
Total  assets                  23,315     20,224     21,620
                             --------     ------     ------

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


Fiscal 1995
                            First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter
---------------------------------------------------------------
Revenues                  $44,232   $44,727   $45,625   $50,225
Gross profit               15,858    16,141    16,563    18,927
Net income                  2,430     2,754     3,054     2,835
Net income per share          .15       .17       .18       .16
---------------------------------------------------------------
Fiscal 1994
                            First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter
---------------------------------------------------------------
Revenues                  $46,546   $47,298   $40,081   $42,355
Gross profit               19,454    19,384    14,893    15,884
Net income                  5,312     5,510       269     6,430
Net income per share          .32       .33       .02       .39
---------------------------------------------------------------
Fiscal 1993
                            First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter
---------------------------------------------------------------
Revenues                  $36,258   $37,631   $39,721   $43,336
Gross profit               15,801    16,308    16,893    18,428
Net income                  4,134     4,409     4,543     4,973
Net income per share          .25       .27       .28       .30
---------------------------------------------------------------

The sum of a year's quarterly earnings per share may not equal the annual earnings per share as a result of changes in the outstanding number of shares during the year and the application of the treasury stock method, which considers changes in the market price of common stock during each period (see
Note 1, "Income Per Share").

As discussed in Note 12, during the fourth quarter of fiscal 1995, the Company completed its acquisition of CHC. As a result, the relative significance of the Company's Healthcare Information Systems' segment increased in relation to the Company's overall business. Accordingly, beginning in the fourth quarter of fiscal 1995, changes were made in the classification of certain income statement items related to the Company's Healthcare Information Systems' segment. Total revenue, operating income, net income, and earnings per share were not affected by these changes. Operating expenses of $416, $495, $577 and $610 were reclassified to cost of sales in the first, second, third and fourth quarter of 1994, respectively, to conform with the revised presentation, as were $107, $702 and $1,337 in the first, second, and third quarter of 1995, respectively. Prior to 1994, the results of operations from the Healthcare Information Systems' segment were not significant.

Note 14 RECENT PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and in October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". These pronouncements are effective for the Company's fiscal 1997. Their adoption is not expected to have a material effect on the financial statements of the company.

                        REPORT OF INDEPENDENT ACCOUNTS


To the Board of Directors and Shareholders of ADAC Laboratories and Subsidiaries

We have audited the accompanying consolidated balance sheets of ADAC Laboratories and Subsidiaries as of October 1, 1995 and October 2, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 1, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADAC Laboratories and Subsidiaries as of October 1, 1995 and October 2, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 1995 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.



San Jose, California
November 1, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                 CAPACITIES                     DATE
        ---------                 ----------                     ----

/s/ Stanley D. Czerwinski    Chairman of the Board           December 22, 1995
-------------------------
Stanley D. Czerwinski


/s/ David L. Lowe            Chief Executive Officer         December 22, 1995
-------------------------    & Director
David L. Lowe                (Principal Executive Officer)


/s/ P. Andre Simone          Vice President, Finance         December 22, 1995
-------------------------    (Principal Financial Officer)
P. Andre Simone


/s/ Graham O. King           Director                        December 22, 1995
-------------------------
Graham O. King


/s/ T. Alex McPherson        Director                        December 22, 1995
-------------------------
T. Alex McPherson


/s/ Robert L. Miller         Director                        December 22, 1995
-------------------------
Robert L. Miller


/s/ F. David Rollo           Director                        December 22, 1995
-------------------------
F. David Rollo


/s/ Edmund H. Shea, Jr.      Director                        December 22, 1995
-------------------------
Edmund H. Shea, Jr.

                       ADAC Laboratories and Subsidiaries
                       ----------------------------------

              Index to Consolidated Financial Statement Schedules


Report of Independent Accountants

Financial Statement Schedules

 Schedule VIII - Consolidated Valuation and Qualifying Accounts

 Schedule X - Consolidated Supplementary Income Statement Information

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

None.


PART III

The information required by Items 10, 11, 12 and 13 is included in the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1995 fiscal year and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

          (a) (1)  Financial Statements.  Consolidated Financial Statements,
                   ---------------------
Notes to Consolidated Financial Statements, and the Report of Independent Accountants are included under Item 8. Financial Statements and Supplemental Data.

              (2)  Financial Statement Schedules.  See "Index to Financial
                   ------------------------------
Statement Schedules" attached hereto and made a part hereof.

          (b) Reports on Form 8-K.  The following reports on Form 8-K were filed
              --------------------
during the Company's fourth fiscal quarter ended October 1, 1995:

              (i) Report on Form 8-K , dated July 12, 1995 (date of earliest event reported), concerning a series of transactions with Community Health Computing Corporation (CHCC), including the acquisition of 4,000,000 shares of Series A Preferred Stock of CHCC.

              (ii) Report on Form 8-K/A, dated September 27, 1995 (date of earliest event reported), which attached various financial statements and pro forma financial information concerning Community Health Computing Corporation.

              (3)  Exhibits.  The exhibits listed on the accompanying Index to
                   ---------
Exhibits below are filed as a part hereof and are incorporated by reference.



                                   SIGNATURES
                                   ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  December 22, 1995

                                            ADAC Laboratories
                                              (Registrant)


                                            BY: /s/ David L. Lowe
                                                -----------------

                                            David L. Lowe,
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of ADAC Laboratories is included on page 30 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page 32 on this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respect, the information required to be included therein.


                                            COOPERS & LYBRAND L.L.P.

San Jose, California
November 1, 1995

                                                                   SCHEDULE VIII


                       ADAC LABORATORIES AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)
            For the three years in the period ended October 1, 1995

                                                     Additions
                                   -----------------------------------------------
                                                         Charged to    Acquisition
                                        Balance at       Costs and         of                     Balance at End
Description                        Beginning of Period    Expenses      Business     Deductions      of Period
-----------                        -------------------   -----------   -----------   ----------   --------------
Year Ended October 3, 1993:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                    $  711            $  670        $  -          $  449         $  932
                                         ======            ======        ====          ======         ======

Year Ended October 2, 1994:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                    $  932            $1,023        $  -          $  311         $1,644
                                         ======            ======        ====          ======         ======

Year Ended October 1, 1995:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                    $1,644            $1,502        $373          $1,475         $2,044
                                         ======            ======        ====          ======         ======

                                                                      SCHEDULE X

                       ADAC LABORATORIES AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In Thousands)
            For the three years in the period ended October 1, 1995


                                     CHARGED TO COSTS & EXPENSES
                                     ---------------------------
               ITEM                    1995      1994     1993
               ----                  -------    ------   -------

 Depreciation and amortization
 of intangible assets:
   Software and technology             $1,845   $1,220   $1,021
   Goodwill and Sales Partnership      $  780   $  576   $  656

Amounts charged to costs and expenses do not exceed one percent of net revenues for all other items for all periods presented.

                       ADAC LABORATORIES AND SUBSIDIARIES
                               INDEX OF EXHIBITS

Exhibit
Number                       Title of Exhibit
------                       ----------------
(See Footnotes)

 3.1(6)   Restated Articles of Incorporation, as amended.

 3.3(1)   Bylaws, as amended.

 3.4(4)   Amendment to bylaws, effective January 14, 1988.

10.3(2) 1981 Non-qualified Stock Option Plan (as amended and restated effective December 19, 1982 and November 12, 1984).

10.4(2) Incentive Stock Option Plan (as amended and restated effective December 10, 1982 and November 12, 1984).

10.17(3) Leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated June 25, 1986.

10.45(4)  1985 Option Plan, as amended and restated through July 28, 1987.

10.52(4)  Directors' Stock Option Plan (1987).

10.56(5) Amendment to leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated February 2, 1992.

10.60(6)  1992 Stock Option Plan.

10.61(6) Agreement between ADAC Laboratories Europe B.V. and Philips Medical Systems International B.V. on Nuclear Medicine Activities, dated February 21, 1992.

10.62(7) Line of Credit Agreement between the Registrant and Sanwa Bank California, dated August 12, 1993.

10.64(7) Intercreditor agreement between the Registrant and ABN Amro Bank N.V., and Sanwa Bank California.

10.66(8) Amendment to Line of Credit Agreement between the Registrant and Sanwa Bank California, dated September 21, 1994.

10.67(8) Amendment to Line of Credit Agreement between the Registrant and ABN Amro Bank N.V., dated December 15, 1994.

10.68(8) Master Lease Agreement between the Registrant and Metlife Capital Corporation, dated September 30, 1994.

10.69(8) Equipment Lease Agreement between the Registrant and Wasatch Funding Group, Inc., dated September 30, 1994.

10.70(8) Call Agreement between the Registrant and Community Health Computing Corporation and Exhibits, dated November 30, 1994 and December 7, 1994, respectively.

10.71(8) Amendment to lease for building located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated August 31, 1993.

10.72(8) Lease agreement for building located at 630 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated December 6, 1993.

10.73(8)  Employment/Severance agreement between ADAC Laboratories and Stanley
          D. Czerwinski, dated November 2, 1994.

10.75(9)  Employee Stock Purchase Plan (1994).

10.76(10) First Amended Series A Preferred Stock Purchase Agreement, dated
          February 24, 1995, among the Registrant, Community Health Computing Corp. and Community Health Computing, Inc., and related Promissory Notes, Security Agreement and Modification of Loan Agreements, dated July 12, 1995.

10.77 Amended and Restated Credit Agreement between the Registrant and ABN Amro Bank N.V., dated August 15, 1995.

10.78 Vendor Program Agreement between the Registrant and DVI Financial Services Inc., dated June 30, 1995.

10.79 Agreement and Plan of Reorganization Among the Registrant, ADAC Acquisition, Inc., J.D. Technical Services, Inc. and the Shareholders of J.D. Technical Services, Inc., dated November 9, 1995.

10.80 Amendments to Line of Credit Agreement between the Registrant and Sanwa Bank of California, dated June 1994, September 1994, January 1995 and September 29, 1995.

11        Computation of net income per share.

21        Subsidiaries.

23        Consent of Independent Accountants.

99        Undertakings.

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended September 30, 1983.

(2) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended September 30, 1984.

(3) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended September 28, 1986.

(4) Incorporated by reference to Exhibits filed with the Company's 1988 proxy statement.

(5) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended October 1, 1989.

(6) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended September 27, 1992.

(7) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended October 3, 1993.

(8) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file No. 0-9428) for the fiscal year ended October 2, 1994.

(9) Incorporated by reference to Exhibit filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held March 2, 1994.

(10) Incorporated by reference to Exhibits filed with the Company's Current Report of Form 8-K (file No. 0-9428), dated July 12, 1995 (being the date of the earliest event reported).