Form 10-Q
period 1995-12-31
ADAC LABORATORIES
filed 1996-02-14
CIK 313798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ___________ to ___________

Commission file number 0-9428

                               ADAC LABORATORIES
                               -----------------
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

                                Not Applicable
                                --------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

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

Number of shares of Common Stock, no par value, outstanding at February 1, 1996, 17,240,676.

(This document contains a total of 11 pages)

(Exhibit Index located on page 9)

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                        December 31,
                                                           1995        October 1,
                                                        (Unaudited)       1995
                                                       -------------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  5,757      $  7,551
   Accounts receivable, net of allowance
     for returns and doubtful accounts                      64,265        55,047
   Inventories                                              30,448        28,217
   Deferred income taxes                                     9,560        10,732
   Prepaid expenses and other current assets                 7,075         5,515
                                                          --------      --------
           TOTAL CURRENT ASSETS                            117,105       107,062

Service parts, net                                          13,737        13,571
Fixed assets, net                                            7,972         8,368
Capitalized software, net                                   10,893        10,280
Goodwill, net                                               11,495        11,692
Other assets, net                                            6,759         7,375
                                                          --------      --------
TOTAL ASSETS                                              $167,961      $158,348
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to banks                                 $ 20,694      $ 18,298
   Accounts payable                                         13,848        13,147
   Dividends payable                                         2,054         2,027
   Deferred revenues                                        14,317        13,506
   Customer deposits and advance billings                    5,743         4,201
   Accrued compensation                                      8,127         6,335
   Other accrued liabilities                                13,837        13,812
                                                          --------      --------
           TOTAL CURRENT LIABILITIES                        78,620        71,326

Non-current liabilities and deferred credits                 4,384         4,254
                                                          --------      --------
TOTAL LIABILITIES                                           83,004        75,580
                                                          --------      --------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized: 5,000 shares;
     Issued and outstanding: none
Common stock, no par value:
     Authorized:  25,000 shares;
     Issued and outstanding: 17,152 shares as of
       December 31, 1995 and 16,919 shares as of
       October 1, 1995                                     102,180       101,072
  Accumulated deficit                                      (17,499)      (18,986)
  Translation adjustment                                       276           682
                                                          --------      --------
TOTAL SHAREHOLDERS' EQUITY                                  84,957        82,768
                                                          --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $167,961      $158,348
                                                          ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    Three Months Ended
                                                ----------------------------
                                                December 31,      January 1,
                                                   1995             1995
                                                ------------      ----------
REVENUES, NET:
  Product                                          $39,708         $33,884
  Service                                           15,280          10,348
                                                   -------         -------

                                                    54,988          44,232
                                                   -------         -------
COST OF REVENUES:
  Product                                           24,560          20,855
  Service                                            9,330           7,519
                                                   -------         -------

                                                    33,890          28,374
                                                   -------         -------

GROSS PROFIT                                        21,098          15,858
                                                   -------         -------

OPERATING EXPENSES:
  Marketing and sales                                8,174           7,608
  Research and development                           2,891           2,594
  General and administrative                         3,580           1,821
  Goodwill amortization                                198
                                                   -------         -------

                                                    14,843          12,023
                                                   -------         -------

OPERATING INCOME                                     6,255           3,835
                                                   -------         -------

INTEREST AND OTHER INCOME (EXPENSE), NET              (806)            (97)
                                                   -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES             5,449           3,738

Provision for income taxes                          (1,908)         (1,308)
                                                   -------         -------

NET INCOME                                         $ 3,541         $ 2,430
                                                   =======         =======

Net income per share                               $  0.20         $  0.15
                                                   =======         =======
Number of shares used
  in per share calculations                         17,710          16,695
                                                   =======         =======

Dividends per share                                $  0.12         $  0.12
                                                   =======         =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                       Three Months Ended
                                                   -------------------------
                                                   December 31,   January 1,
                                                      1995          1995
                                                   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net cash used in operating activities            $(1,345)      $   (39)
                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Loans to CHCC                                               (4,172)
        Proceeds from sale and leaseback
          of fixed assets                                              527
        Capital expenditures                            (363)         (748)
        Other assets                                  (1,130)       (1,552)
                                                     -------       -------

    Net cash used in investing activities             (1,493)       (5,945)
                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Short term borrowings                          2,396         4,700
        Dividends paid                                (2,054)       (1,942)
        Proceeds from issuance of
          Common Stock, net                            1,108           377
                                                     -------       -------

    Net cash used in financing activities              1,450         3,135
                                                     -------       -------

Effect of exchange rates on cash                        (406)          (47)
                                                     -------       -------

Net change in cash and cash equivalents               (1,794)       (2,896)
Cash and cash equivalents, at beginning of
   the period                                          7,551         7,203
                                                     -------       -------
Cash and cash equivalents, at end of the
  period                                             $ 5,757       $ 4,307
                                                     =======       =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 1, 1995 in the 1995 Form 10-K.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories
     -----------

     Inventories consist of (in thousands of dollars):


                                 December 31,   October 1,
                                    1995          1995
                                 ------------   ----------

     Purchased parts and
       sub-assemblies              $16,562        $14,138
     Work in process                 1,692          1,421
     Finished goods                 12,194         12,658
                                   -------        -------

                                   $30,448        $28,217
                                   =======        =======

3.   Income Taxes
     ------------

     The Company uses the deferral method to account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the three months ended December 31, 1995 and January 1, 1995 are based on the estimated effective income tax rates for the fiscal years ending September 29, 1996 and October 1, 1995 of 35% and 35%, respectively.

                               ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


The tax effects of significant items comprising the Company's deferred taxes as of December 31, 1995, are as follows (in thousands):

Gross deferred tax liabilities:
     Difference between book and tax basis of property        $(3,405)
                                                              -------

Gross deferred tax assets:
     Reserves not currently deductible                        $ 3,339
     Operating loss carryforwards                               7,216
     Tax credit carryforwards                                   5,464
                                                              -------
                                                               16,019
Valuation allowance                                            (3,054)
                                                              -------
Total deferred tax asset                                      $12,965
                                                              -------
Net deferred taxes                                            $ 9,560
                                                              =======

4.   Credit and Borrowing Arrangements
     ---------------------------------

     Interest payments for the three month periods ended December 31, 1995 and January 1, 1995 were approximately $768 and $100, respectively.

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

7.   Acquisition
     -----------

     On November 9, 1995, the Company acquired JD Technical Services, Inc., of Washington, Missouri, a provider of nuclear medicine imaging systems remanufacturing, as well as a nationwide provider of multi-vendor service and support. The Company issued 138 shares of common stock at the average closing price of the Company's common stock during a specified period, for a total price of $1.7 million, in exchange for all the outstanding stock of JD Technical. The transaction was accounted for as a pooling of interests. Prior period financial statements have not been restated, as the operations of JD Technical were not material to the financial position or the results of operations of the Company at the time of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first quarter of fiscal 1996 and 1995 was $1.3 million and nil, respectively. Uses of cash in operations were primarily attributable to increases in inventory in anticipation of additional product revenues, based on higher product orders, and an increase in accounts receivables as revenues grew.

Cash used in investing activities decreased from $5.9 million to $1.5 million, most of the decrease being due to the Company's funding of Community Health Computing during the first quarter of fiscal 1995 prior to the acquisition of such corporation. Cash generated by financing activities decreased $1.7 million primarily as a result of a period to period decrease in incremental borrowings. Additionally, financing cash inflows increased as a result of a $0.7 million incremental increase in stock option exercises, employee stock purchases, and dividend reinvestments.

As a result of the above operating, investing and financing activities, the Company's cash and cash equivalents increased incrementally by $1.5 million on a comparative period to period basis.

The Company believes that its cash, cash equivalents, cash flows from operating activities and, if necessary, remaining available lines of credit will be able to fund the Company's cash flow requirements for the current fiscal year. On a longer-term basis, the Company may decide to increase its sources of capital in response to business conditions or to pursue new business opportunities. There can be no assurance that such additional resources of financing will be available and/or on terms favorable to the Company.

RESULTS OF OPERATIONS
The first quarter of fiscal 1996 compared to the first quarter of fiscal 1995

Revenues and Gross Margin:

The Company's two business units are Medical Systems and Healthcare Information Systems (HCIS).

The Medical Systems business unit includes Nuclear Medicine, Digital Systems Angiograpghy (DSA), and Radiation Therapy Planning (RTP) equipment products, as well as customer service related to those products. Medical Systems product orders increased from $29.5 million to $49.9 million. Unfilled orders may be canceled or rescheduled by customers in most cases without penalty. Medical Systems product revenues increased from $32.0 million to $36.8 million. This product revenue increase was primarily due to a 18.7% or $5.5 million increase in Nuclear Medicine product sales, which was offset by a $1.5 million decrease in DSA product sales as that product continued to mature. Medical Systems service revenues increased from $9.6 million to $11.0 million, primarily as a result of the continued increase in the installed product base.

Medical Systems product revenue represented 92.7% and 94.4% of the Company's total product revenue during the first quarter of fiscal 1996 and 1995, respectively. The geographical mix of Medical Systems product revenues for the first quarter of fiscal 1996 was 75.5% in North America, 16.3% in Europe, and 8.2% in the rest of the world, primarily Latin America and Asia, compared with 73.5% in North America, 16.3% in Europe, and 10.2% in the rest of the world in the first quarter of fiscal 1995. The mix of product revenues as a percent of total Medical Systems product revenues for the first quarter of fiscal 1996 and 1995 were 95.8% and 91.9%, respectively, for Nuclear Medicine, 0.9% and 5.3%, respectively, for DSA, and 3.3% and 2.8%, respectively, for RTP.

Medical Systems product margins decreased slightly from 37.7% to 37.5%. Service margins for Medical Systems increased from 28.1% to 33.3%, as the installed customer base increased, product reliability increased and overall costs were reduced.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

HCIS includes products comprising the hardware, software and related implementation of systems designed to manage information within the radiology and laboratory departments of healthcare organizations, as well as service related to those products. During the first quarter of fiscal 1995, the Company's HCIS product mix included radiology products offered by the Company and ADAC/SD&G Healthcare Systems (SD&G), which the Company acquired in November 1993. In July 1995, the Company also acquired Community Health Computing (CHC), which provided the Company with an additional radiology product, as well as a laboratory product. The HCIS business unit now represents the combined businesses of SD&G, CHC, and the Company's existing radiology business.

HCIS product orders were $1.9 million and $2.4 million for the first quarter of fiscal 1995 and 1996, respectively. Unfilled orders may be canceled or rescheduled by customers, in most cases without substantial penalty. HCIS product revenues increased from $1.9 million to $2.9 million. Product revenue of $1.9 million was contributed by the acquired CHC business during the first quarter of fiscal 1996. HCIS service revenues increased from $0.8 million to $4.3 million. The acquired CHC business contributed $3.4 million of service revenue during the first quarter of fiscal 1996.

All HCIS sales are in North America. For the first quarter of fiscal 1996 and 1995, radiology product revenues represented 69.7% and 100%, respectively, of HCIS product revenues, and laboratory product revenues represented 30.3% and 0.0%, respectively.

Product margins for HCIS declined from 51.9% to 46.7% due to lower margins experienced as proprietary third-party hardware platforms were replaced with non-proprietary open-systems hardware platforms resulting in lower margins. In addition, laboratory product margins generally are lower during the initial stages of new product introduction. HCIS service margins increased from 18.2% to 53.2% primarily due to obtaining a relatively large installed base of laboratory product customers when the Company acquired CHC.

Operating and Other Expenses:

Overall operating expenses as a percentage of revenues decreased slightly from 27.2% to 27.0%. As a percentage of revenue for the first quarter of fiscal 1995 and 1996, marketing and sales expenses decreased from 17.2% to 14.9% and research and development expenses decreased from 5.9% to 5.3%. General and administrative expenses increased from 4.1% to 6.5%, which was mostly attributable to the acquired CHC business.

Other expense, net, increased from $0.1 million to $0.8 million as a result of the Company carrying higher short-term bank borrowings during the first quarter of fiscal 1996 primarily resulting from the acquisition of CHC.

Income Taxes:

The effective tax rate for the first quarter of both fiscal 1996 and 1995 was 35%, which is approximately equal to the Company's statutory Federal tax rate after utilization of business tax credits.

Other:

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

In order to maintain successful operating results in the highly competitive industry in which the Company does business, the Company must continue to produce innovative products equal to or better than those of its competitors. Within the industry, there is also uncertainty associated with the potential response of customers to new private and legislative health care cost containment initiatives, which may affect the size of the marketplace, the receipt of orders for new products, and pricing. Although the Company has been able to develop and market advanced, innovative and cost effective new products in recent years, and has been able to increase its market share in the nuclear medicine industry, there is no assurance that this will continue.

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

Item 5.  Other Information
         -----------------

     None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits:

          Exhibit 11.1  -  Computation of Net Income Per Share

          Exhibit 27    -  Financial Data Schedule

     (b)  Form 8-K Reports:

          None filed during the fiscal quarter described in this Report on Form 10-Q.

                                   SIGNATURES
                                   ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  February 14, 1996

                                         ADAC Laboratories
                                         -----------------
                                         (Registrant)


                                         BY: /s/ P. Andre Simone
                                             -------------------

                                         P. Andre Simone
                                         Vice President, Finance