Form 10-Q
period 1996-03-31
ADAC LABORATORIES
filed 1996-05-14
CIK 313798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                        -

Number of shares of Common Stock, no par value, outstanding at May 1, 1996, 17,447,133.

(This document contains a total of 13 pages)

(Exhibit Index located on page 11)

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                   March 31,    October 1,
                                                     1996          1995
                                                  (Unaudited)
                                                 -------------  -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $  5,168        $  7,551
   Accounts receivable, net of allowance
     for returns and doubtful accounts              69,997          55,047
   Inventories                                      28,000          28,217
   Deferred income taxes                             7,362          10,732
   Prepaid expenses and other current assets         7,458           5,515
                                                  --------        --------

           TOTAL CURRENT ASSETS                    117,985         107,062

Service parts, net                                  13,669          13,571
Fixed assets, net                                    8,022           8,368
Capitalized software, net                           11,225          10,280
Goodwill, net                                       11,297          11,692
Other assets, net                                    6,537           7,375
                                                  --------        --------

TOTAL ASSETS                                      $168,735        $158,348
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                         $ 22,187        $ 18,298
   Accounts payable                                 14,754          13,147
   Dividends payable                                 2,091           2,027
   Deferred revenues                                13,815          13,506
   Customer deposits and advance billings            4,266           4,201
   Accrued compensation                              6,124           6,335
   Other accrued liabilities                        12,288          13,812
                                                  --------        --------

           TOTAL CURRENT LIABILITIES                75,525          71,326

Non-current liabilities and deferred credits         4,760           4,254
                                                  --------        --------

TOTAL LIABILITIES                                   80,285          75,580
                                                  --------        --------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized: 5,000 shares;
     Issued and outstanding: none
Common stock, no par value:
     Authorized:  50,000 shares;
     Issued and outstanding: 17,412 shares
       March 31, 1996 and 16,919 shares
       October 1, 1995                             103,845         101,072
  Accumulated deficit                              (15,652)        (18,986)
  Translation adjustment                               257             682
                                                  --------        --------

TOTAL SHAREHOLDERS' EQUITY                          88,450          82,768
                                                  --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $168,735        $158,348
                                                  ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
                                  -----------

                                                Three                            Six
                                            Months Ended                     Months Ended
                                            ------------                     ------------

                                     March 31,         April 2,         March 31,       April 2,
                                       1996              1995             1996            1995
                                       ----              ----             ----            ----
REVENUES, NET:
  Product                         $   42,949        $   33,576       $   82,657      $   67,460
  Service                             15,489            11,151           30,769          21,499
                                  ----------        ----------       ----------      ----------

                                      58,438            44,727          113,426          88,959
                                  ----------        ----------       ----------      ----------

COST OF REVENUES:
  Product                             26,393            20,802            50,953         41,657
  Service                              9,731             7,784            19,061         15,303
                                  ----------        ----------       -----------     ----------

                                      36,124            28,586            70,014         56,960
                                  ----------        ----------       -----------     ----------

GROSS PROFIT                          22,314            16,141            43,412         31,999
                                  ----------        ----------       -----------     ----------

OPERATING EXPENSES:
  Marketing and sales                  8,647             7,102            16,821         14,710
  Research and development             3,047             2,373             5,938          4,967
  General and administrative           3,454             2,122             7,034          3,943
  Goodwill                               198                                 396
                                  ----------        ----------       -----------     ----------

                                      15,346            11,597            30,189         23,620
                                  ----------        ----------       -----------     ----------

OPERATING INCOME                       6,968             4,544            13,223          8,379
                                  ----------        ----------       -----------     ----------

Other expense, net                      (815)             (311)           (1,621)          (408)
                                  ----------        ----------       -----------     ----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                     6,153             4,233            11,602          7,971

Provision for income taxes            (2,215)           (1,479)           (4,123)        (2,787)
                                  ----------        ----------       -----------     ----------

NET INCOME                        $    3,938        $    2,754       $     7,479     $    5,184
                                  ==========        ==========       ===========     ==========

NET INCOME PER SHARE              $     0.22         $    0.17       $      0.42     $     0.31
                                  ==========        ==========       ===========     ==========

Number of shares used
  in per share calculations           18,271            16,637            17,991         16,666
                                  ==========        ==========       ===========     ==========

Dividends per share               $     0.12         $   $0.12       $      0.24     $     0.24
                                  ==========        ==========       ===========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                         (Dollar amounts in thousands)
                                  (Unaudited)
                                  -----------

                                                          Six Months Ended
                                                          ----------------
                                                      March 31,          April 2,
                                                        1996               1995
                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash (used in) provided by
       operating activities                         $   (1,370)         $   2,046
                                                    ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Loans to CHC                                                         (6,820)
      Proceeds from sale and leaseback
        of fixed assets                                                       527
      Capital expenditures                              (1,030)            (1,279)
      Other                                             (2,075)              (836)
                                                    ----------          ---------

   Net cash used in investing
       activities                                       (3,105)            (8,408)
                                                    ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short term borrowing                                3,889              7,328
     Dividends paid                                     (4,145)            (3,893)
     Proceeds from issuance of
       Common Stock, net                                 2,773                941
                                                    ----------          ---------

    Net cash provided by
       financing activities                              2,517              4,376
                                                    ----------          ---------

Effect of exchange rates on cash                           425              1,186
                                                    ----------          ---------

Net decrease in cash and cash equivalents               (2,383)              (800)

Cash and cash equivalents, at beginning of
   the period                                            7,551              7,203
                                                    ----------          ---------

Cash and cash equivalents, at end of the
  period                                            $    5,168          $   6,403
                                                    ==========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the six-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 1, 1995 in the 1995 Form 10-K.

     The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories
     -----------

     Inventories consist of (in thousands of dollars):

                                    March 31,         October 1,
                                      1996              1995
                                      ----              ----
     Purchased parts and
      sub-assemblies             $   10,951        $   14,138
     Work in process                  3,245             1,421
     Finished goods                  13,804            12,658
                                 ----------        ----------

                                 $   28,000        $   28,217
                                 ==========        ==========

3.   Income Taxes
     ------------

     The Company uses the deferral method to account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the six months ended March 31, 1996 and April 2, 1995 are based on the estimated effective income tax rates for the fiscal years ending September 29, 1996 and October 1, 1995 of 36% and 35%, respectively.

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


The tax effects of significant items comprising the Company's deferred taxes as of March 31, 1996, are as follows (in thousands):

Gross deferred tax liabilities:
      Difference between book and tax basis of property         $ (1,734)
                                                                --------

Gross deferred tax assets:
      Reserves not currently deductible                         $  1,532
      Operating loss carryforwards                                 5,154
      Tax credit carryforwards                                     5,464
                                                                --------
                                                                  12,150
Valuation allowance                                               (3,054)
                                                                --------
Total deferred tax asset                                        $  9,096
                                                                --------

Net deferred taxes                                              $  7,362
                                                                ========

4.    Credit and Borrowing Arrangements
      ---------------------------------

      Interest payments for the second quarter of fiscal years 1996 and 1995 were approximately $717 and $274, respectively. Interest payments for the six month periods ended March 31, 1996 and April 2, 1996 were approximately $1,460 and $380, respectively.

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

8.    Subsequent Event
      ----------------

      In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, without par value (the "Common Shares"), of the Company was declared. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Stock"), at a price of seventy dollars ($70.00) per one one-hundredth of a Preferred Share. Each one one-hundredth of a share of Preferred Stock has designations and the powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. In general, the Rights are exercisable upon the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Shares. The Rights expire in April 2006 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.

      The Rights Plan is designed to provide an adequate opportunity for the Company's Board of Directors to consider and evaluate all strategic alternatives of the Company in the event an unsolicited attempt is made to acquire the Company. The Rights are intended to enable all of the Company's shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders. The adoption of the Rights Plan will not, nor is it intended to, prevent all takeover actions. The Rights are not being distributed in response to any proposal to acquire the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the first six months of fiscal 1996 was $1.4 million compared to $2.0 million provided by operating activities in the first six months of fiscal 1995. Uses of cash in operations were primarily attributable to increases in accounts receivables, as revenues grew 27.5% in 1996 over the same six month period in 1995.

Cash used in investing activities decreased from $8.4 million to $3.1 million. Most of the decrease was due to the Company providing funding to Community Health Computing (CHC) during the first six months of fiscal 1995 prior to the Company's acquisition of such corporation. Cash generated by financing activities decreased $1.9 million primarily as a result of a period to period decrease in incremental borrowings. Additionally, financing cash inflows were augmented by a $1.8 million incremental increase in stock option exercises, employee stock purchases, and dividend reinvestments.

As a result of the Company's operating, investing and financing activities, the Company's cash and cash equivalents decreased by $2.4 million, from $7.6 million to $5.2 million in the first six months of fiscal 1996 compared to a decrease of $0.8 million in the first six months of fiscal 1995.

The Company believes that its cash, cash equivalents, cash flows from operating activities and, if necessary, remaining available lines of credit will be able to fund the Company's cash flow requirements for the current fiscal year. On a longer-term basis, the Company may decide to increase its sources of capital in response to business conditions or to pursue new business opportunities. Such sources of capital might include private or public equity or debt offerings. There can be no assurance that such additional financing resources will be available and/or on terms favorable to the Company.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGIN:
The Company's two business units are Medical Systems and Healthcare Information Systems (HCIS).

The Medical Systems business unit includes Nuclear Medicine, Radiation Therapy Planning (RTP), and Digital Systems Angiograpghy (DSA) equipment products, as well as services relating to those products. Medical Systems product revenues increased from $32.0 million in the second quarter of fiscal 1995 to $39.1 million in the second quarter of fiscal 1996, and increased from $64.0 million to $75.9 million in the first six months of 1995 and 1996, respectively. This product revenue increase was primarily due to a 19.1%, or $5.8 million, increase in Nuclear Medicine product revenues for the second quarter of fiscal 1996 compared with the second quarter of fiscal 1995. For the comparable six month periods, Nuclear Medicine product revenue increased 18.9%, or $11.3 million, over the first six months of fiscal 1995. These increases were offset by a $1.0 and $2.4 million decrease in DSA product sales for the second quarter of fiscal 1996 and the first six months of fiscal 1996, respectively, compared with the same periods in the previous fiscal year, as that product continues to mature. Medical Systems service revenues increased from $10.3 million to $11.4 million in the second quarters of fiscal 1995 and 1996, respectively, and increased from $19.9 million to $22.3 million in the first six months of fiscal 1995 and 1996, respectively, primarily as a result of the continued increase in the installed product base.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Medical Systems product revenue represented 91.0% and 95.3% of the Company's total product revenue during the second quarters of fiscal 1996 and 1995, respectively, and 91.8% and 94.8% of the Company's total product revenue during the first six months of fiscal 1996 and 1995, respectively. The geographical mix of Medical Systems product revenues for the second quarter of fiscal 1996 was 73.0% in North America, 14.6% in Europe, and 12.4% in the rest of the world, primarily Latin America and Asia, compared with 73.0% in North America, 17.0% in Europe, and 10.0% in the rest of the world in the second quarter of fiscal 1995. The geographical mix of Medical Systems product revenues for the first six months of fiscal 1996 was 74.2% in North America, 15.5% in Europe, and 10.3% in the rest of the world, primarily Latin America and Asia, compared with 73.2% in North America, 16.7% in Europe, and 10.1% in the rest of the world in the first six months of fiscal 1995. The mix of product revenues as a percent of total Medical Systems product revenues for the second quarters of fiscal 1996 and 1995 were 95.6% and 94.4%, respectively, for Nuclear Medicine, 4.0% and 1.8%, respectively, for RTP, and 0.4% and 3.8%, respectively, for DSA. The mix of product revenues as a percent of total Medical Systems product revenues for the first six months of fiscal 1996 and 1995 were 95.7% and 93.1%, respectively, for Nuclear Medicine, 3.7% and 2.4%, respectively, for RTP, and 0.6% and 4.5%, respectively, for DSA.

Medical Systems product margins decreased slightly from 37.7% to 37.5% for both the second quarters and the first six months of fiscal 1995 and 1996, respectively. Service margins for Medical Systems increased from 29.7% in the second quarter of fiscal 1995 to 32.8% in the second quarter of 1996. For the comparable six month periods, service margins for Medical Systems increased from 28.9% in fiscal 1995 to 33.0% in fiscal 1996, as the installed customer base increased, product reliability increased and overall costs were reduced.

HCIS includes products comprising the hardware, software and related implementation of systems designed to manage information within the radiology and laboratory departments of healthcare organizations, as well as service related to those products. During the first six months of fiscal 1995, the Company's HCIS product mix included radiology products offered by the Company and ADAC/SD&G Healthcare Systems (SD&G), which the Company acquired in November 1993. In July 1995, the Company also acquired Community Health Computing (CHC), which provided the Company with an additional radiology product, as well as a laboratory product. The HCIS business unit now represents the combined businesses of SD&G, CHC, and the Company's existing radiology business.

HCIS product revenues increased from $1.6 million to $3.9 million from the second quarter of fiscal 1995 compared with the second quarter of fiscal 1996 and increased from $3.5 million to $6.8 million from the first six months of fiscal 1995 compared with the first six months of fiscal 1996. HCIS service revenues increased from $0.8 million in the second quarter of fiscal 1995 to $4.1 million in the second quarter of fiscal 1996, and increased from $1.6 million in the first six months of fiscal 1995 to $8.5 million in the first six months of fiscal 1996. These increases are attributable to additional radiology and laboratory products acquired in or developed subsequent to the acquisition of CHC previously discussed.

All HCIS sales are in North America. For the second quarter of fiscal 1996 and 1995, radiology product revenues represented 48.6% and 100%, respectively, of HCIS product revenues, and laboratory product revenues represented 51.4% and 0.0%, respectively. For the six month periods in fiscal 1996 and 1995, respectively, radiology product revenues represented 57.6% and 100%, respectively, of HCIS product revenues, and laboratory product revenues represented 42.4% and 0.0%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HCIS product margins for the second quarters of fiscal 1995 and 1996 were 44.2% and 49.5%, respectively, while for the first six months in fiscal 1995 and 1996, the HCIS product margins were comparable at 48.4% and 48.3%, respectively. HCIS service margins increased from 35.9% to 49.3% from the second quarter in fiscal 1995 to the second quarter in fiscal 1996, and increased from 27.4% to 51.3% for the first six months of fiscal 1996 compared with the same time period in fiscal 1995, primarily due to obtaining a relatively large installed base of laboratory product customers when the Company acquired CHC.

OPERATING AND OTHER EXPENSES:
Overall operating expenses as a percentage of revenues for the second quarter of fiscal 1996 compared with the second quarter of fiscal 1995 increased to 26.3% from 25.9%. This increase is primarily attributable to the acquired CHC business which added goodwill amortization and additional administrative and infrastructure costs related to the HCIS business unit. As a percentage of revenue for the second quarters of fiscal 1995 and 1996, marketing and sales expenses decreased from 15.9% to 14.8%, research and development remained relatively consistent at 5.3% and 5.2%, respectively, and general and administrative expenses increased from 4.7% to 5.9%. For the comparable six month periods in fiscal 1996 and 1995, overall operating expenses as a percentage of revenues remained consistent at 26.6%. As a percentage of revenue for the first six months of fiscal 1995 and 1996, marketing and sales expenses decreased from 16.5% to 14.8%, research and development expenses decreased from 5.6% to 5.2%, and general and administrative expenses increased from 4.4% to 6.2%.

Other expense, net, increased from $0.3 million in the second quarter of fiscal 1995 to $0.8 million in the second quarter of fiscal 1996. For the comparable six month periods, other expense, net, increased from $0.4 million to $1.6 million. These increases resulted from the Company carrying higher short-term bank borrowings during fiscal 1996, due to the acquisition of CHC.

INCOME TAXES:
The effective tax rate for the second quarter and the first six months of fiscal 1996 was 36%, compared with an effective tax rate of 35% in the second quarter and first six months of fiscal 1995. These rates are approximately equal to the Company's statutory Federal tax rate after utilization of business tax credits.

OTHER:
In order to maintain successful operating results in the highly competitive industry in which the Company does business, the Company must continue to produce and market innovative products equal to or better than those of its competitors. Within the industry, there is also uncertainty associated with the potential response of customers to new private and legislative health care cost containment initiatives, which may affect the size of the marketplace, the receipt of orders for new products, and pricing. Although the Company has been able to develop and market advanced, innovative and cost effective new products in recent years, and has been able to increase its market share in the nuclear medicine industry, there is no assurance that this will continue.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         ----- -----------

      Not applicable.

Item 2.  Changes in Securities
         ------- -- ----------

      Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------- ---- ------ ----------

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------- -- ------- -- - ---- -- -------- -------

      (a)   The Company's annual Meeting of Shareholders was held on March
            6, 1996.

      (b)   At such meeting the following Directors were duly elected: Stanley
            D. Czerwinski, Graham O. King, David L. Lowe, Robert L. Miller, Edmund H. Shea, Jr., and F. David Rollo.

      (c) At such meeting the following matters were voted on: An amendment to the Company's 1992 Stock Option Plan to increase the number of shares authorized by 1,355,000 shares, an amendment to the Company's Employee Stock Purchase Plan (1994) to increase the number of shares authorized by 65,000 shares, an amendment to the Company's Directors' Stock Option Plan (1987) to increase the number of shares by 65,000, and an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000.

Item 5.  Other Information
         ----- -----------

      None.

Item 6.  Exhibits and Reports on Form 8-K
         -------- --- ------- -- ---- ---

(a)   Exhibits:

       Exhibit 11.1  -  Computation of Net Income Per Share


(b)   Form 8-K Reports:

       No reports on Form 8-K were filed during the fiscal quarter covered by the report on Form 10-Q; however, one report on Form 8-K was filed subsequent to the end of the quarter as follows:

       Report on Form 8-K, dated April 22, 1996, concerning the Company's adoption of a shareholder's rights plan.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1996
                                 ADAC Laboratories
                                 ---- ------------
                                 (Registrant)


                                 BY: /s/ P. Andre' Simone
                                       ------------------

                                 P. Andre' Simone
                                 Vice President, Finance
                                 (Principal Financial and Accounting Officer)