Form 10-Q
period 1996-06-30
ADAC LABORATORIES
filed 1996-08-13
CIK 313798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Number of shares of Common Stock, no par value, outstanding at August 2, 1996, 17,595,520.

(This document contains a total of 13 pages)

(Exhibit Index located on page 11)

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                   June 30,
                                                     1996       October 1,
                                                  (Unaudited)      1995
                                                  -----------   ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $  5,161     $  7,551
   Accounts receivable, net of allowance
     for returns and doubtful accounts                71,379       55,047
   Inventories                                        31,488       28,217
   Deferred income taxes                               4,912       10,732
   Prepaid expenses and other current assets           8,477        5,515
                                                    --------     --------

           TOTAL CURRENT ASSETS                      121,417      107,062

Service parts, net                                    14,633       13,571
Fixed assets, net                                      8,107        8,368
Capitalized software, net                             11,373       10,280
Goodwill, net                                         11,099       11,692
Other assets, net                                      6,498        7,375
                                                    --------     --------

TOTAL ASSETS                                        $173,127     $158,348
                                                    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                           $ 23,183     $ 18,298
   Accounts payable                                   14,969       13,147
   Dividends payable                                   2,109        2,027
   Deferred revenues                                  12,888       13,506
   Customer deposits and advance billings              4,526        4,201
   Accrued compensation                                7,730        6,335
   Other accrued liabilities                          11,831       13,812
                                                    --------     --------

                     TOTAL CURRENT LIABILITIES        77,236       71,326

Non-current liabilities and deferred credits           4,382        4,254
                                                    --------     --------

TOTAL LIABILITIES                                     81,618       75,580
                                                    --------     --------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized: 5,000 shares;
     Issued and outstanding: none
Common stock, no par value:
     Authorized:  50,000 shares;
     Issued and outstanding: 17,557 shares
       June 30, 1996 and 16,919 shares
       October 1, 1995                               104,995      101,072
  Accumulated deficit                                (13,409)     (18,986)
  Translation adjustment                                 (77)         682
                                                    --------     --------

TOTAL SHAREHOLDERS' EQUITY                            91,509       82,768
                                                    --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $173,127     $158,348
                                                    ========     ========

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          Three                      Nine
                                      Months Ended               Months Ended
                                   -------------------      ----------------------
                                   June 30,   July 2,       June 30,       July 2,
                                     1996       1995          1996           1995
                                   --------   --------      --------       --------
REVENUES, NET:
 Product                           $46,437    $34,034       $129,094       $101,494
 Service                            15,997     11,591         46,766         33,090
                                   -------    -------       --------       --------

                                    62,434     45,625        175,860        134,584
                                   -------    -------       --------       --------

COST OF REVENUES:
 Product                            28,459     21,566         79,412         63,223
 Service                             9,841      7,496         28,902         22,799
                                   -------    -------       --------       --------

                                    38,300     29,062        108,314         86,022
                                   -------    -------       --------       --------

GROSS PROFIT                        24,134     16,563         67,546         48,562
                                   -------    -------       --------       --------

OPERATING EXPENSES:
 Marketing and sales                 9,529      7,187         26,350         21,897
 Research and development            3,211      2,294          9,149          7,261
 General and administrative          3,551      2,287         10,585          6,230
 Goodwill                              198                       594
                                   -------    -------       --------       --------

                                    16,489     11,768         46,678         35,388
                                   -------    -------       --------       --------

OPERATING INCOME                     7,645      4,795         20,868         13,174

Other expense, net                    (843)      (158)        (2,464)          (566)
                                   -------    -------       --------       --------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                    6,802      4,637         18,404         12,608

Provision for income taxes          (2,449)    (1,583)        (6,572)        (4,370)
                                   -------    -------       --------       --------

NET INCOME                         $ 4,353    $ 3,054       $ 11,832       $  8,238
                                   =======    =======       ========       ========

NET INCOME PER SHARE               $  0.24    $  0.18       $   0.65       $   0.49
                                   =======    =======       ========       ========

Number of shares used in net
 income per share calculations      18,403     17,439         18,128         16,928
                                   =======    =======       ========       ========

Dividends per share                $  0.12    $  0.12       $   0.36       $   0.36
                                   =======    =======       ========       ========


The accompanying notes are an integral part of these condensed interim consolidated financial statements.

                               ADAC LABORATORIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                               Nine Months Ended
                                              -------------------
                                              June 30,    July 2,
                                                1996       1995
                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net cash provided by
         operating activities                 $   640    $ 3,093
                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Loans to CHC                                      (6,408)
        Proceeds from sale and leaseback
          of fixed assets                                    527
        Capital expenditures                   (1,756)    (1,820)
        Capitalized software                   (2,679)      (954)
        Other assets                             (390)      (656)
                                              -------    -------

  Net cash used in investing
     activities                                (4,825)    (9,311)
                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Short term borrowing                      4,885      7,600
      Dividends paid                           (6,254)    (5,860)
      Proceeds from issuance of
       common stock, net                        3,923      1,555
                                              -------    -------

   Net cash provided by
         financing activities                   2,554      3,295
                                              -------    -------

Effect of exchange rates on cash                 (759)     1,249
                                              -------    -------

Net decrease in cash and cash equivalents      (2,390)    (1,674)

Cash and cash equivalents, at beginning of
  the period                                    7,551      7,203
                                              -------    -------

Cash and cash equivalents, at end of the
 period                                       $ 5,161    $ 5,529
                                              =======    =======

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

                               ADAC LABORATORIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the annual consolidated financial statements and notes thereto for the year ended October 1, 1995 in the Company's filing on Form 10-K.

     The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.   Net Income Per Share
     --------------------

     Net income per common and common equivalent share has been computed using the weighted average number of common shares outstanding after considering the dilutive effect of common stock options and warrants.

3.   Depreciation and Amortization
     -----------------------------

     Depreciation and amortization were approximately $2.2 million and $1.4 million for the three-month periods ended June 30, 1996 and July 2, 1995, respectively, and $6.8 million and $4.3 million for the nine-month periods ended June 30, 1996 and July 2, 1995, respectively.

4.   Inventories
     -----------

     Inventories consist of (in thousands of dollars):

                            June 30,  October 1,
                              1996       1995
                            --------  ----------

     Purchased parts and
       sub-assemblies        $10,628     $14,138
     Work in process           4,534       1,421
     Finished goods           16,326      12,658
                             -------     -------

                             $31,488     $28,217
                             =======     =======


                               ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

5.   Income Taxes
     ------------

     The Company uses the deferral method to account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the nine months ended June 30, 1996 and July 2, 1995 are based on the estimated effective income tax rates for the fiscal years ending September 29, 1996 and October 1, 1995 of 36% and 35%, respectively.

6.   Credit and Borrowing Arrangements
     ---------------------------------

     Interest payments for the third quarter of fiscal years 1996 and 1995 were approximately $922 and $425, respectively. Interest payments for each of the nine month periods ended June 30, 1996 and July 2, 1995 were approximately $2,382 and $805, respectively.

     On July 31, 1996, the Company increased its revolving credit facility to $60.0 million. This syndicated credit facility with four banks is for working capital uses. The credit facility expires July 31, 1999 and bears interest at approximately Libor plus 1.00%. As of August 5, 1996 the Company had available $19.6 million available for borrowing under this facility.

7.   Litigation
     ----------

     The Company is a defendant in various legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

8.   Acquisition
     -----------

     On November 9, 1995, the Company acquired JD Technical Services, Inc., of Washington, Missouri, a provider of nuclear medicine imaging system remanufacturing, as well as a nationwide provider of multi-vendor service and support. The Company issued 138 shares of common stock at the average closing price of the Company's common stock during a specified period, for a total price of $1.7 million, in exchange for all the outstanding stock of JD Technical. The transaction was accounted for as a pooling of interests. Prior period financial statements have not been restated, as the operations of JD Technical were not material to the financial position or the results of operations of the Company at the time of acquisition.

9.   Preferred Share Purchase Rights Plan
     ------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- --------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the first nine months of fiscal 1996 was $0.6 million compared to $3.1 million in the first nine months of fiscal 1995. The decrease in cash provided from operations were primarily attributable to increases in accounts receivables, as revenues grew 30.7% in 1996 over the same nine month period in 1995.

Cash used in investing activities decreased from $9.3 million to $4.8 million. Most of the decrease was due to the Company previously providing funding to Community Health Computing (CHC) during the first nine months of fiscal 1995 prior to the Company's acquisition of such corporation. Cash generated by financing activities decreased $0.7 million primarily as a result of a period to period decrease in incremental borrowings. Additionally, financing cash inflows were augmented by a $3.3 million incremental increase in stock option exercises, employee stock purchases, and dividend reinvestments.

As a result of the Company's operating, investing and financing activities, the Company's cash and cash equivalents decreased by $2.4 million, from $7.6 million to $5.2 million in the first nine months of fiscal 1996 compared to a decrease of $1.7 million in the first nine months of fiscal 1995.

On July 31, 1996, the Company increased its revolving credit facility to $60.0 million. This syndicated credit facility with four banks is for working capital uses. The credit facility expires July 31, 1999 and bears interest at approximately Libor plus 1.00%. As of August 5, 1996 the Company had available $19.6 million available for borrowing under this facility.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGIN:
The Company's two business units are Medical Systems and Healthcare Information Systems (HCIS).

The Medical Systems business unit includes Nuclear Medicine, Radiation Therapy Planning (RTP), and Digital Systems Angiography (DSA) equipment products, as well as services relating to those products. Medical Systems product revenues increased from $32.7 million in the third quarter of fiscal 1995 to $41.5 million in the third quarter of fiscal 1996, and increased from $96.7 million to $117.4 million in the first nine months of 1995 and 1996, respectively. This product revenue increase was primarily due to an 18.7%, or $5.9 million, increase in Nuclear Medicine product revenues for the third quarter of fiscal 1996 compared with the third quarter of fiscal 1995. For the comparable nine month periods, Nuclear Medicine product revenue increased 18.8%, or $17.2 million, over the first nine months of fiscal 1995. These increases were offset by a $0.3 and $2.8 million decrease in DSA product sales for the third quarter of fiscal 1996 and the first nine months of fiscal 1996, respectively, compared with the same periods in the previous fiscal year, as that product continues to mature. Medical Systems service revenues increased from $10.8 million to $11.8 million in the third quarters of fiscal 1995 and 1996, respectively, and increased from $30.7 million to $34.1 million in the first nine months of fiscal 1995 and 1996, respectively, primarily as a result of the continued increase in the installed product base.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
- -------------------------

Medical Systems product revenue represented 89.5% and 96.2% of the Company's total product revenue during the third quarters of fiscal 1996 and 1995, respectively, and 91.0% and 95.3% of the Company's total product revenue during the first nine months of fiscal 1996 and 1995, respectively. The geographical mix of Medical Systems product revenues for the third quarter of fiscal 1996 was 75.8% in North America, 11.9% in Europe, and 12.3% in the rest of the world, primarily Latin America and Asia, compared with 80.3% in North America, 15.2% in Europe, and 4.5% in the rest of the world in the third quarter of fiscal 1995. The geographical mix of Medical Systems product revenues for the first nine months of fiscal 1996 was 74.7% in North America, 14.2% in Europe, and 11.1% in the rest of the world, primarily Latin America and Asia, compared with 75.6% in North America, 16.2% in Europe, and 8.2% in the rest of the world in the first nine months of fiscal 1995. The mix of product revenues as a percent of total Medical Systems product revenues for the third quarters of fiscal 1996 and 1995 were 94.4% and 96.3%, respectively, for Nuclear Medicine, 4.9% and 1.7%, respectively, for RTP, and 0.7% and 2.0%, respectively, for DSA. The mix of product revenues as a percent of total Medical Systems product revenues for the first nine months of fiscal 1996 and 1995 were 95.3% and 94.2%, respectively, for Nuclear Medicine, 4.1% and 2.1%, respectively, for RTP, and 0.7% and 3.7%, respectively, for DSA.

Medical Systems product margins increased from 36.5% to 39.2% for the third quarters of fiscal 1995 and 1996, respectively. For the comparable nine month periods, Medical Systems product margins increased from 37.3% to 38.1% for fiscal 1995 and 1996, respectively. Service margins for Medical Systems decreased from 34.6% in the third quarter of fiscal 1995 to 32.8% in the third quarter of 1996. For the comparable nine month periods, however, service margins for Medical Systems increased from 30.9% in fiscal 1995 to 33.0% in fiscal 1996, as the installed customer base increased, product reliability increased and overall costs were reduced.

HCIS includes products comprising the hardware, software and related implementation of systems designed to manage information within the radiology and laboratory departments of healthcare organizations, as well as service related to those products. During the first nine months of fiscal 1995, the Company's HCIS product mix included radiology products offered by the Company and ADAC/SD&G Healthcare Systems (SD&G), which the Company acquired in November 1993. In July 1995, the Company also acquired Community Health Computing (CHC), which provided the Company with an additional radiology product, as well as a laboratory product. The HCIS business unit now represents the combined businesses of SD&G, CHC, and the Company's existing radiology business.

HCIS product revenues increased from $1.3 million to $4.9 million from the third quarter of fiscal 1995 compared with the third quarter of fiscal 1996 and increased from $4.8 million to $11.7 million from the first nine months of fiscal 1995 compared with the first nine months of fiscal 1996. HCIS service revenues increased from $0.8 million in the third quarter of fiscal 1995 to $4.2 million in the third quarter of fiscal 1996, and increased from $2.4 million in the first nine months of fiscal 1995 to $12.7 million in the first nine months of fiscal 1996. These increases are attributable to additional radiology and laboratory products acquired in, or developed subsequent to, the acquisition of CHC previously discussed.

All HCIS sales are in North America. For the third quarter of fiscal 1996 and 1995, radiology product revenues represented 49.3% and 100%, respectively, of HCIS product revenues, and laboratory product revenues represented 50.7% and 0.0%, respectively. For the nine month periods in fiscal 1996 and 1995, respectively, radiology product revenues represented 54.1% and 100%, respectively, of HCIS product revenues, and laboratory product revenues represented 45.9% and 0.0%, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
- -------------------------

HCIS product margins for the third quarters of fiscal 1995 and 1996 were 41.2% and 34.5%, respectively, while for the first nine months in fiscal 1995 and 1996, the HCIS product margins were 46.5% and 42.5%, respectively. The decrease in product margins is due to the mix in hardware and software components of shipments. HCIS service margins increased from 44.8% to 54.3% from the third quarter in fiscal 1995 to the third quarter in fiscal 1996, and increased from 33.5% to 52.3% for the first nine months of fiscal 1996 compared with the same time period in fiscal 1995, primarily due to obtaining a relatively large installed base of laboratory product customers when the Company acquired CHC.

OPERATING AND OTHER EXPENSES:
Overall operating expenses as a percentage of revenues for the third quarter of fiscal 1996 compared with the third quarter of fiscal 1995 increased to 26.4% from 25.8%. This increase is primarily attributable to the acquired CHC business which added goodwill amortization and additional administrative and infrastructure costs related to the HCIS business unit. As a percentage of revenue for the third quarters of fiscal 1996 and 1995, marketing and sales expenses decreased to 15.3% from 15.8%, research and development remained relatively consistent at 5.1% and 5.0%, respectively, and general and administrative expenses increased to 5.7% from 5.0%. The $1.3 million increase in general and administrative expenses over the prior year's third quarter resulted from the additional administrative and infrastructure costs related to the acquired HCIS business unit. For the comparable nine month periods in fiscal 1996 and 1995, overall operating expenses as a percentage of revenues remained consistent at 26.5% and 26.3%, respectively. As a percentage of revenue for the first nine months of fiscal 1996 and 1995, marketing and sales expenses decreased to 15.0% from 16.3%, research and development expenses decreased to 5.2% from 5.4%, and general and administrative expenses increased to 6.0% from 4.6%.

Other expense, net, increased to $0.8 million in the third quarter of fiscal 1996 from $0.2 million in the third quarter of fiscal 1995. For the comparable nine month periods, other expense, net, increased to $2.5 million from $0.6 million. These increases resulted from the Company carrying higher short-term bank borrowings during fiscal 1996, due to the acquisition of CHC.

INCOME TAXES:
The effective tax rate for the third quarters of fiscal 1996 and 1995 were 36% and 34%, respectively. The effective tax rate for the first nine months of fiscal 1996 was 36%, compared with an effective tax rate of 35% for the first nine months of fiscal 1995. These rates are approximately equal to the Company's statutory Federal tax rate after utilization of business tax credits.

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

          Not applicable.

Item 5.  Other Information
         ----- -----------

          None.

Item 6.  Exhibits and Reports on Form 8-K
         -------- --- ------- -- ---- ---

(a)  Exhibits:

          Exhibit 10.81 -    Credit Agreement between the Registrant and ABN
                             Amro Bank N. Y., as agent for the Lenders, dated
                             July 31, 1996.

          Exhibit 11.1  -    Computation of Net Income Per Share


          Exhibit 27    -    Financial Data Schedule

(b)  Form 8-K Reports:

     No reports on Form 8-K were filed during the fiscal quarter covered by the report on Form 10-Q.

                                   SIGNATURES
                                   ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 13, 1996
                                ADAC Laboratories
                                ---- ------------
                                (Registrant)


                                BY: /s/ P. Andre' Simone
                                      ------------------

                                P. Andre' Simone
                                Chief Financial Officer