Form 10-K
period 1996-09-29
ADAC LABORATORIES
filed 1996-12-27
CIK 313798

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

                                (408) 321-9100
                                --------------
              (Registrant's telephone number including area code)
              ---------------------------------------------------

Securities registered pursuant to Section 12(b)of the Act:

                                            Name of each exchange
               Title of Each Class           on which registered
               -------------------          ---------------------
                     None                            None
                     ----                            ----

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

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing price of the Common Stock on December 2, 1996, on the NASDAQ National Market System of $22.50 per share was approximately $389,058,700. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 2, 1996, Registrant had outstanding 17,853,734 shares of Common Stock, no par value, which is the only class of shares publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 1996 fiscal year, are incorporated by reference into Part III hereof.

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K.
(   )

  THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN ANY SUCH FORWARD LOOKING STATEMENTS. RISKS INHERENT IN ADAC LABORATORIES' BUSINESS AND FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE WITHOUT LIMITATION THE CONSIDERATIONS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- BUSINESS CONSIDERATIONS". THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.


                                     PART I

ITEM 1.   BUSINESS

GENERAL


       ADAC Laboratories ("ADAC" or "the Company") designs, develops, manufactures, sells and services medical imaging and health care information systems used in hospitals and clinics worldwide. The Company's products include systems for nuclear medicine, laboratory, radiology, cardiology and oncology.

     In October 1996, ADAC was awarded the Malcolm Baldrige National Quality Award in the large manufacturing category by the United States Department of Commerce in recognition of its peformance mangement system and its achievements in quality and business performance. ADAC is the first healthcare manufacturer ever to receive this award.

     ADAC was incorporated in California on October 14, 1970. Its principal offices are located at 540 Alder Drive, Milpitas, California, 95035. Its telephone number at that location is (408) 321-9100.

MEDICAL SYSTEMS


     Nuclear Medicine. Nuclear medicine is a diagnostic imaging procedure pursuant to which a patient is administered a radiotracer compound. This compound is either injected or swallowed and flows to the organ(s) under examination. The patient is then scanned with a gamma camera which detects the radiotracer emissions from these organ(s). The data from the emissions are then processed to provide the physician with images and information regarding the functional and metabolic performance of the organ(s). The physician uses this information for the diagnosis of diseases and the evaluation of disease progression (staging) for cardiology, oncology and neurology.

     ADAC's gamma cameras are designed to perform Single Photon Emission Computed Tomography ("SPECT") imaging. In addition to SPECT, ADAC has recently developed the technology for certain of its dual head gamma cameras to perform positron emission tomography imaging using Molecular Coincidence Detection ("MCD/TM/").

     The nuclear medicine market is characterized by two distinct segments: single head cameras and multi-head cameras. ADAC is a market leader in both segments with the ARGUS EPIC/TM/, CIRRUS EPIC/TM/, and GENESYS/TM/ single head products which have one detector head and the DUAL GENESYS/TM/, VERTEX EPIC/TM/, VERTEX PLUS EPIC/TM/, SOLUS EPIC/TM/ and CARDIO EPIC/TM/ dual head products which have two detector heads. These systems are interfaced with ADAC's PEGASYS/TM/, the leading UNIX-based nuclear medicine workstation.

     ADAC generated approximately 75% of its nuclear medicine product revenue in fiscal 1996 in the dual head market. Dual head cameras are complex systems that provide enhanced diagnostic accuracy and increased patient throughput efficiency primarily for oncology and cardiology procedures. The Company believes these procedures comprise approximately 70% of all nuclear medicine procedures performed. Single head cameras are less complex and expensive. Generally, the most likely purchasers of these cameras are capital-constrained institutions and those adding extra capacity.

     The VERTEX camera is the cornerstone of ADAC's product line. It has the unique capability of variably positioning its two detectors in either a 180 degree orientation for whole body imaging or a 90 degree orientation for cardiac imaging. This capability enables nuclear medicine departments to increase their patient throughput by decreasing the time required to perform the procedures.

     In 1994, ADAC introduced the EPIC/TM/ digital detector. This innovative new technology rendered analog technology obsolete and created a new generation of high performance cameras. The EPIC digital detector significantly improves the reliability and stability of image quality compared to the analog detector. Also, the EPIC's auto-tuning and remote diagnostics capabilities have improved both ADAC's field service efficiency as well as customer satisfaction.

     In June 1995, the Company further extended its dual head gamma camera product family with the introduction of two new digital imaging systems: the SOLUS EPIC, a fixed 180 degree camera for oncology, and the CARDIO EPIC, a fixed 90 degree camera for cardiology. These systems are focused on satisfying the needs of special niche markets by providing less expensive products with VERTEX PLUS EPIC imaging quality and throughput advantages.

     In fiscal 1996, the Company's dual head product family (VERTEX EPIC, VERTEX PLUS EPIC, CARDIO EPIC AND SOLUS EPIC) contributed approximately 72% of the Company's nuclear medicine product revenues.

     In June 1995, ADAC introduced a new technology called Molecular Coincidence Detection ("MCD"/TM/). This technology enables ADAC's VERTEX PLUS EPIC and SOLUS EPIC cameras to perform coincidence imaging previously only available on expensive dedicated Positron Emission Tomography ("PET") imaging systems, which are generally priced between $1 million and $2 million. Coincidence imaging is a valuable diagnostic tool because of its high resolution and high accuracy in oncology, cardiology and neurology. It is particularly useful for identifying soft tissue cancerous lesions throughout the body. Due to the high capital cost of PET systems, positron imaging has been too expensive for all but a few hospitals and clinics. MCD is expected to provide the capability to perform positron imaging using ADAC's cameras at a fraction of the cost of a dedicated PET system. The Company received United States Food and Drug Administration ("FDA") 510(k) clearance for MCD in November 1995. The Company is currently conducting MCD multicenter clinical trials in an effort to document the clinical efficacy and cost effectiveness of MCD compared to conventional diagnostic techniques. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations".

     Vantage/TM/, introduced in December 1994, is an optional upgrade to the VERTEX EPIC and the CARDIO EPIC. This option performs non-uniform attenuation correction which improves the diagnostic accuracy of nuclear medicine imaging by correcting image distortions created by non-uniform variations in tissue density in the body. This capability is particularly important in nuclear cardiology and is believed to be an important advantage over cardiac ultrasound, the alternate competitive procedure. The Company is continuing to conduct multicenter trials to demonstrate VANTAGE's improved cost-effectiveness and quality compared to current cardiac imaging techniques. In October 1996, results from a multicenter clinical trial were presented, which suggested that VANTAGE improved the clinical accuracy of cardiac diagnosis compared to such techniques. The Company received FDA 510(k) clearance for VANTAGE in April 1995.

     The Company also manufactures and sells the TRANSCAM/TM/, THYRUS, and POLARIS gamma cameras, which are niche cameras produced by the Company's Danish subsidiary, ADAC A/S. These cameras offer specialized functionality for specific clinical procedures.

     In September 1996, the Medical Systems Business unit in Milpitas, California was certified to the requirements of the international quality system requirements of ISO 9001.

     Radiation Therapy Planning. The Company designs, develops, markets and supports turnkey Radiation Therapy Planning Systems that assist hospital radiation therapy departments and cancer treatment centers in planning patient treatments. The systems combine third party workstations and printers with the Company's proprietary application software, Pinnacle/3TM/.

     Pinnacle/3TM/ is a treatment planning system that includes two dimensional and three dimensional planning, as well as stereotactic radiosurgery planning capabilities. Pinnacle/3/'s three-dimensional volumetric image processing and dose computation capabilities enable physicians to plan the precise application of high energy radiation to a specific targeted area for the treatment of cancer and other diseases. The Company believes Pinnacle/3/ provides improved image processing and dose calculation methods compared to currently available
products.   The Company received clearance from the FDA to market Pinnacle/3/
in the United States in 1996, and has also introduced Pinnacle/3/ into international markets with positive results.

     In November 1996, the Company acquired Geometrics Corporation, a developer of specialized medical software based in Madison, Wisconsin, in exchange for approximately 191,000 shares of Common Stock valued at approximately $3.9 million. Geometrics Corporation had designed, developed and licensed to the Company the core technology included in the Company's Pinnacle/3/ product. Geometrics Corporation will operate as the product development unit of the Company's Radiation Therapy Planning division. In the future, the Company intends to leverage Geometrics' software development expertise to benefit its Radiation Therapy Planning as well as its other divisions.

     The Company believes its Radiation Therapy Planning division may experience significant revenue and operating income growth in fiscal 1997 due to the receipt of FDA clearance and product introductions in the United States and internationally. Historically, the Radiation Therapy Planning division has not contributed significantly to the Company's consolidated revenues or operating income.

       Digital Angiography.   ADAC services existing ADAC X-Ray imaging and
digital angiography computer systems for both radiology and cardiology applications. Sales of digital angiography products have not been a significant contributor to the Company's revenues or operating income over the past three years.

        ADAC Medical Systems' revenue and operating income in fiscal 1996 were approximately 87% and 98% of the Company's total revenues and operating income, respectively.

HEALTHCARE INFORMATION SYSTEMS

       Information systems for the healthcare industry consist of computer equipment and software applications designed to offer healthcare providers the necessary tools to process and archive patient and clinical information. The healthcare environment is changing to one where managed care and health maintenance organizations demand information technology to capture and manage costs as well as to measure the quality and results of patient care.

       The Company's principal HealthCare Information Systems products are QuadRIS/TM/, a radiology information systems product, and LabStat/TM/, a laboratory information systems product. These products are based on advanced client/server architectures, operating on Oracle/TM/ database servers and the Microsoft Windows 95/TM/ operating system and are designed to work in a distributed computing environment to meet the needs of rapidly changing integrated healthcare delivery systems. In this environment, the products must meet the demands of multiple healthcare facilities that act as a single integrated delivery network. Both QuadRIS and LabStat are currently available on Hewlett Packard, IBM and Stratus UNIX servers. The Company has plans to make these products available on additional platforms, including SUN and DEC, in fiscal 1997.

     The Company also supports a line of other more mature products, including MARS II/TM/, IMAGES/3000/TM/, RadCare/(R)/, MRM, RadStat/(R)/, and LabCare/TM/, which are installed in over 350 hospitals throughout the United States and Canada. These hospitals represent a cross-section of major teaching hospitals, large and small community hospitals, children's hospitals, and city and state institutions.

     A key objective of ADAC is to expand the Company's healthcare information systems business. In November 1993, ADAC acquired SD&G Healthcare Systems Inc., which increased the Company's market share and revenues in the radiology information systems business. In July 1995, ADAC acquired Community Health Computing ("CHC"). This acquisition strengthened ADAC's market share and revenue in the radiology information systems business and established its presence in the laboratory information systems business. See Note 3 of Notes to Consolidated Financial Statements. ADAC's information systems products and services were subsequently combined to form a subsidiary business unit, ADAC HealthCare Information Systems. The Company currently expects that it will continue to grow this business through product line extensions, other internal developments and acquisitions.

     ADAC HealthCare Information Systems revenue and operating income in fiscal 1996 were approximately 13% and 2% of the Company's total revenues and operating income, respectively.

OTHER

     From time to time, the Company explores other opportunities for expanding its business. For example, ADAC recently formed a new business unit, ADAC Radiology Services ("ARS"). The goal of ARS is to work closely with radiologists, referring physicians, hospitals and payors to provide technology and management solutions that enhance the delivery of radiology care. On September 30, 1996, ARS acquired an interest in Medical Transition
Strategies, Inc. ("MTS"). MTS is in the business of forming and managing radiology networks. See Note 10 of Notes to Consolidated Financial Statements.

FIELD SERVICE

       The Company maintains its own service force in North America and Europe. The Company's network of service engineers and applications specialists provides installation, warranty, repair, and training services. Together with its distributors, the Company services over 6,800 installed systems at over 2,400 sites worldwide.

     The Company's products are generally sold with warranty periods of one year. At the end of the warranty period, the Company provides customers with the option of purchasing a service contract or obtaining continuing service on a time and materials basis. The Company's warranty program is similar to those offered by other manufacturers of medical electronic equipment.

     In November 1995, ADAC acquired JD Technical Services, Inc. which expanded the Company's capabilities to service and support gamma cameras of the other major vendors and to enter the nuclear medicine instrumentation remanufacturing business. See Note 3 of Notes to Consolidated Financial Statements.

     Service revenues represented 26%, 26% and 23% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively.

MARKETING AND SALES

       ADAC has a direct sales force in the United States.   The Company also
conducts certain sales and/or service activities through its subsidiaries in Brazil, the Netherlands, Germany, France, Italy, Denmark, the United Kingdom and Canada. Sales and service in other countries are generally handled by distributors. See Note 12 of Notes to Consolidated Financial Statements.

       North America is the largest market for the Company's products and services followed by Europe, Japan, Asia Pacific and Latin America. ADAC is represented in all these geographic areas. Until 1995, ADAC had not been represented in Japan, the third largest nuclear medicine market in the world. In December 1994, ADAC signed a distribution agreement with Sumitomo Metal Industries. ADAC recently received approval from the Japanese Ministry of Health and Welfare to market VERTEX PLUS EPIC, SOLUS EPIC, CARDIO EPIC and MCD in Japan.

RESEARCH AND DEVELOPMENT

     Developing products, systems and services based on advanced technological concepts is essential to ADAC's ability to compete effectively. The Company currently maintains a product development and engineering staff responsible for product design and engineering. As part of ADAC's research and development programs, the Company has established the Advanced Clinical Research Program, which provides annual grants to clinical trial sites at major institutions to assist the Company in product development concepts and to measure and establish product efficacy. There can be no assurance that the Company's product development efforts will result in development or commercialization of successful products or product enhancements. Research and development expenditures, net of software capitalization, totaled $12,516,000, $10,081,000 and $11,202,000 in fiscal 1996, 1995 and 1994, respectively.

COMPETITION

     The medical systems and health care information system markets are characterized by rapidly evolving technology, intense competition, and pricing pressure. There are a number of companies that currently offer or are in the process of developing, products that compete with products offered by the Company. Some of these competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or produced by the Company or that could render the Company's products obsolete or noncompetitive. In addition, as the Company enters new markets, there can be no assurance that the Company will be able to penetrate such markets successfully.

     In the nuclear medicine market, the Company competes with approximately eight other suppliers. According to 1996 data provided by the National Electronics Manufacturers Association, the industry trade group, ADAC's share of the U.S. market in 1996 based on sales volume is believed to be approximately 50% giving ADAC a substantial lead over its nearest competitors.

     The Company believes that the key to success in its markets is to deliver cost-effective and technologically superior products which meet or exceed customer quality and service expectations. ADAC's ability to compete successfully depends on its ability to commercialize new products ahead of its competitors. In addition to the rapid development of innovative and cost-effective new products, the Company believes that other competitive factors include patient throughput, system functionality and reliability, image quality, computer processing speed, customer service and support, and worldwide distribution network. The Company's products must focus on solutions for the managed care environment in order to provide improved clinical outcomes at lower clinical process costs.

     According to Sheldon I. Dorenfest & Associates' HCIS Review 1996, ADAC is the leader in the stand-alone radiology information systems market with an estimated 11% U.S. market share in 1995. Although the Company also entered the laboratory information systems market in 1995, to date the Company has not yet generated significant new product sales in that business. There can be no assurance that the Company will be able to successfully penetrate the laboratory information systems market. The Company believes that key competitive factors in the HealthCare Information Systems business include system architecture, functionality of the application software, post-sales support services, time to market, integration expertise with hospital information systems and price/performance.

MANUFACTURING AND SUPPLIERS

     The Company manufactures most of the sub-systems used in its products. Manufacturing includes mechanical assembly, final system integration and testing. In addition, the Company purchases certain sub-systems, including Sun/TM/ workstations and disk drives, from third party suppliers.

     Although most materials and purchased components for Medical Systems products are available from more than one source of supply, certain essential components such as the Sun workstations and sodium iodide crystals are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its HealthCare Information Systems products such as Hewlett-Packard Company, Oracle Corporation and others. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

GOVERNMENT REGULATION

     ADAC's Medical Systems business, as well as certain portions of its HealthCare Information Systems business, are regulated by the United States Food and Drug Administration. The FDA regulates the development, testing, manufacturing, packaging, distribution and marketing of medical devices under the Medical Device Amendments of 1976 to the Federal, Food, Drug and Cosmetic Act (the "1976 Law"), the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992 and additional regulations promulgated by the FDA. The State of California (through its Department of Health Service), where the Company maintains its factory, as well as other states, also regulate the manufacture of medical devices.

     In general, these laws require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Under the 1976 Law, each medical device manufacturer must comply with requirements applicable to manufacturing practices, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements and refunds, recalls and other matters. The FDA is authorized to obtain and inspect devices and their labeling and advertising, and to inspect the facilities in which they are manufactured.

     The 1976 Law also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Recently, the FDA promulgated new design process regulations that revise the good manufacturing practices
applicable to medical device manufacturers.   Among other things, these new
regulations require that manufacturers establish peformance requirements before production, insure that device components are compatible, select adequate packaging materials, and, if appropriate do risk analyses. The regulations take effect on June 1, 1997, but include a twelve month transition period during which enforcement action with respect to design controls will not be taken.

     The FDA makes unannounced inspections of medical device manufacturers and may issue reports of observations where the manufacturer has failed to comply with the applicable regulations and/or procedures. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution.

     There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.

     The FDA requires that a new medical device or a new indication for use of or other significant change in an existing medical device obtain either 510(k) premarket notification clearance or an approved Pre-Market Approval Application ("PMAA") before orders can be obtained and the product distributed in the United States. The 510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. If a product does not meet the eligibility requirements for the 510(k) process, then it must instead be submitted under the PMAA process. The process of obtaining 510(k) clearance may take at least three months from the date of filing of the application and generally requires the submission of supporting data, which can be extensive and extend the process for a considerable period of time. Under the PMAA process, the applicant must submit even more extensive supporting data and clinical information, which can extend the process for as much as two years. Generally, the Company has not been required to resort to the PMAA process for approval of its products.

     The sale of medical devices outside the United States is subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance in foreign countries may be longer or shorter than in the United States. In 1995, ADAC implemented a program to enter the Japanese market and has received Japanese Ministry of Health and Welfare (JMHW) approval to market the VERTEX PLUS EPIC, SOLUS EPIC, CARDIO EPIC and MCD . In addition, ADAC is undertaking to meet the requirements of the European Medical Device Directive which will become effective in most European countries by June 1998. See "Management's Discussion & Analysis of Financial Condition and Results of Operations--Business Considerations".

     Certain additional requirements of other Federal laws and of state, local and foreign governments exist which may apply to the manufacture and marketing of the Company's products and to products such as radiopharmaceuticals which are used in conjunction with the Company's products.

     With the Company's overall emphasis on total quality management, quality system compliance is expected to continue to improve in 1997. The Company is anticipating that some costs will be incurred for compliance with the European Medical Device Directive and the Japanese Medical Device listing. These costs are expected to be absorbed by revenues derived from the Company's expansion into these markets.

     The Company is subject to various environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws.

     The Company believes that compliance with the foregoing laws, regulations and other requirements will not have a material adverse effect on the Company's business in fiscal 1997.

PATENT, COPYRIGHTS AND ROYALTIES

     The Company relies on a combination of trade secret, copyright, patent and trademark laws and contractual provisions to protect its proprietary rights.
The Company has a policy of undertaking an ongoing review of its products with patent counsel to determine to what extent its products may be protectable under the patent or copyright laws. ADAC also has a program in place to develop patent portfolios to protect its intellectual property. At December 2, 1996, the Company held 22 United States patents, including Patent Des. 323,386, a system design patent for the GENESYS gamma camera, and 53 foreign patents. The Company has a total of thirty-five patent applications pending at various stages of completion. Several patent applications have been submitted for MCD. While the Company believes that it benefits from such patents, competitors may develop competing products by "designing around" patents held by the Company or may claim that the Company's products infringe their proprietary rights. See Note 5 of Notes to Consolidated Financial Statements.

     The Company develops application software for its products and also licenses software components from third parties. Third party software developers include software companies and clinical development sites that provide turnkey products or software code. Under its agreements with third parties, the Company generally obtains a license to use the third party software and to include such software in its own products for a specified period of time in exchange for the payment of a royalty to the developer. These agreements may be either exclusive or non-exclusive.

EMPLOYEES

     As of December 2, 1996, the Company had approximately 720 full-time employees worldwide, including 600 employed in its Medical Systems business unit and 120 in its HealthCare Information

Systems business unit. None of the Company's employees is represented by a labor union. The Company business unit believes its relations with its employees are good. Many of the Company's employees are highly skilled and competition in recruiting and retaining such employees is intense. The Company believes its continued success is dependent in part upon its ability to continue to attract and retain highly qualified personnel.

ITEM 2.   PROPERTIES

       The Company's principal administrative, manufacturing and research operations occupy approximately 150,000 square feet of leased space in buildings located in Milpitas, California, under leases expiring through 1999. The Company's principal healthcare information systems operations occupy approximately 54,000 square feet of leased space in buildings located in Houston, Texas, under leases expiring in 2002. Other smaller facilities are leased in various states and foreign countries. Management believes that the Company's facilities are adequate at least through fiscal 1997 to meet presently anticipated manufacturing and other requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The information required by this item is included under Note 5 of Notes to Consolidated Financial Statements included under Item 8, Financial Statements and Supplemental Data.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.


       The Company's Common Stock is traded in the NASDAQ National Market System under the NASDAQ symbol "ADAC". There were approximately 2,915 holders of record of the Company's Common Stock on December 2, 1996. The table below provides the quarterly dividends declared and the quarterly high and low closing prices in the NASDAQ National Market System, as reported by NASDAQ, during the last two fiscal years of the Company; the following quarters correspond to the Company's fiscal quarters.

     In October 1996, the Company's Board of Directors decided to discontinue payment of its quarterly cash dividend in order to reinvest the funds in the Company to further its growth strategy and enhance shareholder value. Accordingly, the Company presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

                              FISCAL 1996              FISCAL 1995
                              -----------              -----------
                               PER  SHARE              PER SHARE
                              -----------              -----------
                     HIGH         LOW       DIVIDEND       HIGH       LOW      DIVIDEND
                    -------   -----------   --------   -----------   ------    -------
First Quarter       $12 5/8       $    11       $.12         9 1/8    7 1/4       $.12
Second Quarter       17 5/8        11 5/8        .12         8 1/2    7 1/4        .12
Third Quarter        22 3/4        15 3/8        .12        13        7 7/8        .12
Fourth Quarter       25            16            .12        13 3/4   10 1/2        .12


ITEM 6. SELECTED FINANCIAL DATA

ADAC LABORATORIES AND SUBSIDIARIES
                                                                                       FISCAL YEAR
 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)       1996        1995        1994          1993         1992
------------------------------------------------   ---------   ---------   ---------   ------------   --------

Revenues                                           $240,785    $184,809    $176,280       $156,946    $121,213

Cost of revenues                                    147,633     117,320     106,665         89,516      68,511

Operating expenses                                   63,833      49,264      51,978         47,668      39,330

Other income (expense)                               (3,407)     (1,222)     (6,452)          (242)        818
------------------------------------------------   --------    --------    --------       --------    --------

Income before income taxes                           25,912      17,003      11,185         19,520      14,190

Provision (credit) for income taxes                   9,275       5,930      (6,336)         1,461       1,331
------------------------------------------------   --------    --------    --------       --------    --------

Net income (1), (2)                                $ 16,637    $ 11,073    $ 17,521       $ 18,059    $ 12,859
------------------------------------------------   ========    ========    ========       ========    ========

Net income per share (1)                           $    .90    $    .65    $   1.06       $   1.10    $    .81

Number of shares used in income
   per share calculations                            18,507      17,079      16,508         16,458      15,932

Dividends declared per share                       $    .48    $    .48    $    .48       $    .48    $    .36
------------------------------------------------   --------    --------    --------       --------    --------

 Total assets                                      $186,628    $159,097    $121,603       $ 95,081    $ 77,216
================================================   ========    ========    ========       ========    ========

(1) Net income and dividends per share have been restated for fiscal 1992 to reflect the one-for-three reverse stock split which was effective March 1993.

(2) Net income in 1994 includes the net favorable effect of non-recurring items of approximately $4.6 million. Non-recurring items include: a) litigation defense costs, b) restructuring charges, and c) income tax benefit in excess of federal statutory income tax expense rate of 35%.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this document.

RESULTS OF OPERATIONS
FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES AND GROSS MARGIN:

     The Company's two business units are Medical Systems and Healthcare Information Systems (HCIS).

     Medical Systems. The Medical Systems business unit includes Nuclear Medicine, Radiation Therapy Planning (RTP) and, to a lesser extent, Digital Systems Angiography (DSA) products, as well as customer service related to those products.

     Summary information related to Medical Systems' product and service revenues and gross margins is as follows:

                                  FISCAL YEAR                INCREASE
                               1996        1995             (DECREASE)
                             ---------   ---------   ------------------------
Product:

  Revenues:
     Volume                   $163,032    $129,445    $33,587       25.9%
     Product mix:
       Nuclear Medicine          95.1%       95.1%
       RTP                        4.4%        2.0%
       DSA                        0.5%        2.9%
     Geographical mix:
       North America             75.5%       73.3%
       Europe                    14.4%       16.3%
       Other                     10.0%       10.4%

  Gross margin                   39.0%       37.3%

Service:

  Revenues                    $ 46,445     $41,999    $ 4,446       10.6%

  Gross margin                   32.7%       32.5%


     Medical Systems' product revenues increased in nuclear medicine due to continued customer acceptance of the Company's nuclear medicine product family, including new product introductions, and enhancement options. RTP's product
revenues also increased due to the FDA's clearance of Pinnacle/3/TM/.   DSA's
product revenues continued to decline as that product continued to mature. Medical Systems' revenues increased in dollar volume in all of the Company's geographical markets, while the growth rate was the highest in the North American market. Product gross margins for Medical Systems primarily increased due to reductions in product cost.

     Medical Systems' service revenues increased as a result of an increase in the Company's installed customer base, and service gross margins increased primarily from an increase in the Company's installed customer base and increased product reliability.

     Healthcare Information Systems ("HCIS"). HCIS includes products comprising the hardware, software and related implementations of systems designed to manage information within the laboratory and radiology departments of healthcare organizations, as well as service related to those products.

     Summary information related to HCIS' product and service revenues and gross margins is as follows:

                                  FISCAL YEAR            INCREASE
                                1996        1995        (DECREASE)
                            ------------------------------------------
Product:

  Revenues:
     Volume                  $14,582       $7,270    $ 7,312   100.6%
     Product mix:
       Laboratory               42.6%         8.1%
       Radiology                57.4%        91.9%

     Geographical mix:
       North America           100.0%       100.0%

  Gross margin                  40.5%        33.8%

Service:

  Revenues                   $16,726       $6,095    $10,631   174.4%

  Gross margin                  50.5%        49.8%


     Increases in HCIS' product revenues are attributable the Company's QuadRIS radiology and LabStat laboratory information systems acquired in or developed subsequent to the Company's acquisition of CHC. The Company acquired CHC in July 1995. HCIS' product revenues grew in both laboratory and radiology product families, and product mix shifted more towards laboratory compared to the prior year as that product family increased the volume of installations after introduction of the LabStat product in early fiscal 1996. The increase in HCIS' product gross margins is primarily attributable to efficiency gains by increased shipments and installation of both the laboratory and radiology product families compared with the infrastructure required to deliver such products.

     HCIS' service revenues increased due to the increased installed base of both the laboratory and radiology product families at customer sites. The increase in HCIS' service gross margins is also attributable to efficiency gains in the infrastructure required to support the installed customer base.

OPERATING AND OTHER EXPENSES:

     As a percentage of total revenue the Company's operating and other expenses are as follows:

                                                 FISCAL YEAR
                                         1996        1995
                                         -----   ------------
Operating costs and expenses:
  Marketing and sales                    15.1%          16.2%
  Research and development,
     net of software capitalization       5.2%           5.5%
  General and administrative              5.9%           4.9%
  Goodwill amortization                   0.3%           0.1%
                                         ----           ----
                                         26.5%          26.7%
                                         ====           ====

Other expense, net                        1.4%           0.7%
                                         ====           ====


     Marketing and sales expenses as a percentage of revenue declined primarily due to support costs of a semi-variable nature being spread over a greater revenue dollar volume. Research and development expenditures represent continued investment in new product development and product enhancement. Total research and development expenditures as a percent of revenue increased, as a result of increased expenditures for internally developed software components meeting technological feasibility related to new product introductions and product enhancements throughout the business, while research and development exependitures, net, decreased slightly. Capitalized software costs for fiscal 1996 and 1995 were $3,477 and $1,996, respectively. General and administrative expenditures as a percentage of revenue increased primarily due to overall increased infrastructure resulting from general and administrative functions related to the fiscal 1996 and late fiscal 1995 acquisitions of J.D. Technical, a refurbisher of nuclear medicine imaging equipment, and CHC, respectively, both of which have costs of a semi-variable nature being spread over a lower revenue base relative to those areas of business. Goodwill amortization relates to the acquisition of CHC in late fiscal 1995.

     Other expense, net, primarily consists of interest expense, which increased due to the Company's increased level of bank borrowings during fiscal 1996 over fiscal 1995. Foreign currency transaction gains and losses are also included in other expense, net.

INCOME TAXES:

     Fiscal 1996's effective tax rate as a percentage of pretax income was 35.8% versus 34.9% in fiscal 1995. This increase was primarily a result of a prospective reinstatement of the research and development tax credit and full utilization of net operating losses in certain of the Company's European tax jurisdictions.

SEGMENT INFORMATION:

     Segment and foreign operations information is contained in Note 12 of Notes to the Consolidated Financial Statements.

INFLATION:

     The Company does not believe that inflation has had a material effect on its revenues or results of operations.

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES AND GROSS MARGIN:

     Medical Systems. Summary information related to Medical Systems' product and service revenues and gross margins is as follows:

                                  FISCAL YEAR            INCREASE
                               1995        1994         (DECREASE)
                             ------------------------------------------
Product:

  Revenues:
     Volume                  $129,445    $125,003       $4,442    3.6%
     Product mix:
       Nuclear Medicine          95.1%       93.8%
       RTP                        2.0%        2.0%
       DSA                        2.9%        4.2%
     Geographical mix:
       North America             73.3%       76.7%
       Europe                    16.3%       18.3%
       Other                     10.4%        5.0%

  Gross margin                   37.3%       42.9%

                                     FISCAL YEAR                INCREASE
                                 1995           1994           (DECREASE)
                                 ----------------------------------------------

Service:

  Revenues                       $41,999       $36,779       $5,220    14.2%

  Gross margin                      32.5%      26.2%


     Medical Systems' product revenues increase was primarily due to a 4.9% or $5,770 increase in nuclear medicine product sales, which was offset by a $1,477 decrease in DSA product sales as that product matured. Medical Systems' product gross margins decreased primarily due to the continued industry-wide pricing pressures first experienced during the last half of fiscal 1994 as the overall market for nuclear medicine products in the United States declined.

     Medical Systems' service revenues increased primarily as a result of the continued increase in the installed product base. Service gross margins for Medical Systems increased as the installed customer base increased, product reliability increased and overall costs were reduced.

     Healthcare Information Systems. Summary information related to HCIS' product and service revenues and gross margins is as follows:

                               FISCAL YEAR             INCREASE
                             1995       1994          (DECREASE)
                            ----------------------------------------
Product:

  Revenues:
     Volume                 $7,270    $10,482      $(3,212)   (30.6)%
     Product mix:
       Laboratory              8.1%       0.0
       Radiology              91.9%     100.0%
     Geographical mix:
       North America         100.0%     100.0%

  Gross margin                33.8%      58.2%

Service:

  Revenues                  $6,095      3,995      $ 2,100      52.6%

  Gross margin                49.8%      29.0%


     Although HCIS product orders remained constant for both 1994 and 1995, product revenues declined. The decline in HCIS product revenues resulted from reduced sales of maturing radiology products that were not yet fully offset by sales of newer radiology products under development. The acquired CHC business contributed $845 in product revenue during 1995. Product margins for HCIS declined as proprietary third-party hardware platforms were replaced with non-proprietary open-systems hardware platforms with lower margins. In addition, laboratory product margins were lower during the initial stages of new product introduction.

     The acquired CHC business contributed $2,792 of service revenue during 1995. HCIS service margins increased primarily due to obtaining a relatively large installed base of laboratory product customers when the Company acquired CHC.

OPERATING AND OTHER EXPENSES:

     As a percentage of total revenue, operating costs and expenses and other expenses, net, are as follows:

                                                     FISCAL YEAR
                                                  1995        1994
                                                 --------------------
Operating costs and expenses:
  Marketing and sales                            16.2%          17.3%
  Research and development,
     net of software capitalization               5.5%           6.4%
  General and administrative                      4.9%           4.4%
  Goodwill amortization                           0.1%           0.0%
                                                 ----           ----
     Subtotal, before restructuring charges      26.7%          28.1%
  Restructuring charges                           0.0%           1.4%
                                                 ----           ----
     Total operating costs and expenses          26.7%          29.5%
                                                 ====           ====
Other expense, net                                0.7%           0.1%
                                                 ====           ====

     Operating costs and expenses before restructuring charges decreased as a percentage of revenue. This reduction was a result of the Company's continued cost reduction efforts started during the second half of 1994 concurrent with the restructuring. As a percentage of revenue, marketing and sales expenses decreased and research and development expenses decreased. Research and development expenses represent continued investment in new product development and are net of software capitalization. Software capitalized during fiscal 1995 and 1994 was $1,996 and $1,402, respectively. The general and administrative expense increase was mostly attributable to the acquired CHC business.

     During the third quarter of 1994, the Company implemented a restructuring plan to eliminate functions and positions dedicated to rework and non-critical activities, consolidate certain job functions, redesign and streamline manufacturing systems and processes, and undertake a major program of proactive and preventive maintenance of the Company's installed base of equipment to further enhance the equipment's reliability. As a result, the Company recorded a restructuring charge of $2,453 for these costs.

     Other expense, net, excluding 1994's litigation defense costs and related settlement, increased as a result of the Company carrying short-term bank borrowings during 1995 to fund loans made to CHC prior to the Company's acquisition of such company and, subsequently, to fund the acquisition of CHC. Fiscal 1994's other expense includes $4,240 in litigation defense costs and $2,000 in settlement costs related to the Elscint litigation as discussed in
Note 5 of Notes to Consolidated Financial Statements. Excluding the litigation defense costs, fiscal 1994's other expense, net, was $212.

INCOME TAXES:

     Fiscal 1995's effective tax rate was 34.9%, which is approximately equal to the Company's statutory Federal tax rate after utilization of business tax
credits.   In fiscal 1994, the Company recorded a tax benefit resulting from the release of a valuation allowance against deferred tax assets related to Federal net operating loss carryforwards.

     Effective October 4, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." On adoption of SFAS No. 109, management established a valuation allowance for the entire balance of its net deferred tax asset due to uncertainty with regard to the outcome of the Elscint litigation summarized in Note 5 of Notes to Consolidated Financial Statements, and concerns over healthcare reform legislation. Following the settlement of this litigation in September 1994 (the end of fiscal 1994), combined with new legislative developments in healthcare reform, the valuation allowance against the deferred tax asset was no longer deemed appropriate in the fourth quarter and therefore was released in the period.

This resulted in a gross income tax benefit of $7,222, for a net income tax benefit for the year of $6,336 (see Note 11 of Notes to Consolidated Financial Statements).

SEGMENT INFORMATION:

     Segment and foreign operations information is contained in Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Summary information regarding the Company's cash flows, liquidity, and capital resources is as follows:

                                                    Fiscal
                                                     1996
                                                   ---------
Net cash and equivalents generated (used in):
  Operating activities                              $(7,631)
  Investing activities                               (5,256)
  Financing activities                               10,117
                                                    -------
     Subtotal                                        (2,770)
                                                    -------
  Effect of exchange rates on cash                   (1,700)
                                                    -------
  Net cash and equivalents generated (used)         $(4,470)
                                                    =======
Cash and equivalents at year end                    $ 3,081
                                                    =======
Bank lines of credit at year end                    $60,000
                                                    =======


     Fiscal 1996's net uses of cash in operations were primarily due to increases in accounts receivable resulting primarily from increased sales volume, increases in prepaid expenses related to a higher level of prepayments to inventory vendors along with new prepaid royalty arrangements related to new product and product enhancements, increased inventory levels to meet anticipated higher future sales levels, and an increased level of service parts to service the increased customer installed base. These increases were partially offset by a continued decrease in deferred income tax assets as the Company utilized its tax basis net operating losses.

     Net cash used in investing activities during fiscal 1996 primarily related to capital expenditures and increases in capitalized software expenditures. Fiscal 1995's net cash from investing activities included the acquisition of CHC.

     Fiscal 1996's cash generated by financing activities mostly resulted from increased short term bank borrowings and proceeds from the issuance of common stock, primarily from the exercise of stock options and dividend reinvestments. Offsetting these items were the payment of dividends. In October 1996, the Company's Board of Directors decided to discontinue the payment of its quarterly cash dividend in order to reinvest the funds in the Company to further its growth and enhance shareholder value.

     Net cash and equivalents also decreased during fiscal 1996 as a result of a strengthening dollar in relation to other currencies; the Company's European operations functional currencies are their local currencies.

     Primarily as a result of the above noted operating, financing and investing activities, and the effect of exchange rates on cash, cash and cash equivalents decreased on an overall basis during fiscal 1996.

     Borrowings outstanding under the lines of credit at the end of fiscal 1996 were $27,226. See Note 4 of Notes to Consolidated Financial Statements.

     The Company believes that its cash, cash equivalents, cash flows from operating activities and, if necessary, remaining lines of credit will be sufficient to fund the Company's operating cash flow requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to business conditions or to pursue new business opportunities. There can be no assurance that such additional sources of capital will be available and/or on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     Information regarding the issuance of recent accounting pronouncements and their expected effect on the Company's financial position and results of operations is contained in Note 14 of Notes to Consolidated Financial Statements.

BUSINESS CONSIDERATIONS

     From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. Such statements are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements.

COMPETITION

     The medical systems and health care information system markets are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or produced by the Company or that could render the Company's products obsolete or noncompetitive. In addition, as the Company enters new markets, such as the laboratory information systems market, there can be no assurance that the Company will be able to penetrate such markets successfully.

DEPENDENCE ON DEVELOPMENT AND COMMERCIALIZATION OF NEW PRODUCTS

     ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the nuclear medicine market is relatively mature, and from time to time in recent years has experienced a decline, the Company must continue to develop innovative new products and product enhancements such as MCD in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in clinical trials and in obtaining any necessary regulatory clearances. The success of some Medical Systems products depends on receipt of appropriate regulatory approvals for and the commercial availability of specific radiopharmaceuticals. For example, MCD requires the use of positron emitting isotopes. At this time, the infrastructure for the commercial supply of such isotopes is not well-developed, certain applicable regulatory approvals for such isotopes have not yet been obtained, and reimbursement for the use of such isotopes in connection with MCD is uncertain. There can be no assurance that the Company will be able to commercialize its existing products or any new products or enhancements successfully.

FUTURE OPERATING RESULTS

     The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter very uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installations, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, although both the Company's bookings and revenue have increased steadily in recent periods, bookings cannot necessarily be relied upon as an accurate predictor of future revenues.

HEALTH CARE REFORM; REIMBURSEMENT AND PRICING PRESSURE

     There is significant concern today about the availability and rising cost of healthcare in the United States. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third party payors, which could have a material adverse effect on the Company's results of operations.

GOVERNMENT REGULATION

     There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. There can be no assurance that any necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous substances. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY RIGHTS

     The Company's success depends in part on its continued ability to obtain patents, to preserve its trade secrets and to operate without infringing the
proprietary rights of third parties.   There can be no assurance that pending
patent applications will mature into issued patents, that third parties will not make claims of infringement against the Company's products or technologies or will not be issued patents that may require payment of license fees by the Company or prevent the sale of certain products by the Company. See Note 5 of Notes to Consolidated Financial Statements regarding the Company's settlement of certain patent infringement claims in September 1994.

RELIANCE ON SUPPLIERS

     Certain components used by the Company to manufacture its products, such as the Sun workstations and the sodium iodide crystals used in the Company's nuclear medicine systems, are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software
components for its HealthCare Information Systems products.   The loss of any of
these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

PRODUCT LIABILITY

     Although the Company maintains product liability insurance coverage in an amount that it deems sufficient for its business, there can be no assurance that such coverage will ultimately prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock is and is expected to continue to be subject to significant fluctuations in response to variations in anticipated or actual operating results, market speculation, announcements of new products or technology by the Company or its competitors, changes in earnings estimates by the Company's analysts, trends in the health care industry in general and other factors, many of which are beyond the control of the Company. In addition, broad market fluctuations as well as general economic or political conditions or initiatives, such as health care reform, may adversely impact the market price of the Common Stock regardless of the Company's operating results.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


ADAC LABORATORIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                 FISCAL YEAR ENDED
                                                     SEPTEMBER 29,    OCTOBER 1,    OCTOBER 2,
     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)        1996           1995          1994
----------------------------------------------------------------------------------------------
REVENUES, NET:
Product                                                   $177,613      $136,715      $135,485
Service                                                     63,172        48,094        40,795
----------------------------------------------------------------------------------------------

                                                           240,785       184,809       176,280
                                                          --------      --------      --------

COST OF REVENUES:
Product                                                    108,091        85,914        78,069
Service                                                     39,542        31,406        28,596
----------------------------------------------------------------------------------------------

                                                           147,633       117,320       106,665
                                                          --------      --------      --------

Gross profit                                                93,152        67,489        69,615
----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing and sales                                         36,275        29,928        30,565
Research and development                                    12,516        10,081        11,202
General and administrative                                  14,250         9,081         7,758
Goodwill amortization                                          792           174
Restructuring charges                                                                    2,453
----------------------------------------------------------------------------------------------

                                                            63,833        49,264        51,978
                                                          --------      --------      --------

Operating income                                            29,319        18,225        17,637
----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Litigation defense costs                                                                (6,240)
Interest and other, net                                     (3,407)       (1,222)         (212)
----------------------------------------------------------------------------------------------

                                                            (3,407)       (1,222)       (6,452)
                                                          --------      --------      --------

Income before provision for income taxes                    25,912        17,003        11,185
Provision (credit) for income taxes                          9,275         5,930        (6,336)
----------------------------------------------------------------------------------------------

Net income                                                $ 16,637      $ 11,073      $ 17,521
----------------------------------------------------------------------------------------------


Net income per share                                          $.90          $.65         $1.06
Number of shares used in per share calculations             18,507        17,079        16,508
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AS OF
                                                                           SEPTEMBER 29,         OCTOBER 1,
(AMOUNTS IN THOUSANDS)                                                              1996               1995
------------------------------------------------------------------              --------           --------
ASSETS
Current assets:
Cash and cash equivalents                                                       $  3,081           $  7,551
Accounts receivable, net of allowance for returns and doubtful
 accounts of $2,146 in 1996 and $2,044 in 1995                                    80,654             55,047
Inventories                                                                       31,975             28,217
Deferred income taxes                                                              8,095             11,481
Prepaid expenses and other current assets                                         11,027              5,515
------------------------------------------------------------------              --------           --------

 Total current assets                                                            134,832            107,811
------------------------------------------------------------------              --------           --------

Service parts, net                                                                15,482             13,571
Fixed assets, net                                                                  8,393              8,368
Capitalized software, net                                                         11,656             10,280
Goodwill, net                                                                     10,901             11,692
Other assets, net                                                                  5,364              7,375
------------------------------------------------------------------              --------           --------

 Total Assets                                                                   $186,628           $159,097
------------------------------------------------------------------              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks                                                          $ 27,226           $ 18,298
Accounts payable                                                                  13,923             13,147
Dividends payable                                                                  2,137              2,027
Deferred revenues                                                                 13,302             13,506
Customer deposits and advance billings                                             2,302              4,201
Accrued compensation                                                               7,825              6,335
Other accrued liabilities                                                         13,797             13,812
------------------------------------------------------------------              --------           --------

 Total current liabilities                                                        80,512             71,326
------------------------------------------------------------------              --------           --------

Non-current deferred income taxes                                                  2,275                749
Non-current liabilities and deferred credits                                       4,370              4,254
------------------------------------------------------------------              --------           --------

 Total Liabilities                                                                87,157             76,329
------------------------------------------------------------------              --------           --------

Commitments and contingencies (Note 5)
------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------
Preferred stock, no par value:
 Authorized: 5,000 shares;
 Issued and outstanding: none in 1996 and 1995
Common stock, no par value:
 Authorized: 50,000 shares;
 Issued and outstanding: 17,781 shares as of September 29, 1996
 and 16,919 shares as of October 1, 1995, respectively                           110,661            101,072
Accumulated deficit                                                              (10,172)           (18,986)
Translation adjustment                                                            (1,018)               682
------------------------------------------------------------------              --------           --------
 Shareholders' Equity                                                             99,471             82,768
------------------------------------------------------------------              --------           --------
 Total Liabilities and Shareholders' Equity                                     $186,628           $159,097
------------------------------------------------------------------              ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FISCAL YEAR ENDED
                                                                        SEPTEMBER 29,    OCTOBER 1,    OCTOBER 2,
(AMOUNTS IN THOUSANDS)                                                       1996           1995          1994
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 16,637      $ 11,073      $ 17,521
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                             9,035         6,377         5,775
      Provision for product returns and doubtful accounts                       1,482         1,502         1,023
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (27,089)       (8,966)       (6,058)
        Inventories                                                            (3,758)       (5,276)       (1,105)
        Deferred income taxes                                                   4,912         4,145        (7,421)
        Prepaid expenses and other current assets                              (5,512)       (2,763)         (322)
        Service parts                                                          (3,712)       (1,971)       (3,175)
        Accounts and dividends payable                                            886        (3,109)        2,710
        Deferred revenues                                                        (204)        7,059        (1,805)
        Customer deposits and advance billings                                 (1,899)       (3,135)         (242)
        Accrued compensation                                                    1,490           508         1,790
        Other accrued liabilities                                                 (15)       (1,114)        3,392
        Non-current liabilities and deferred credits                              116           875          (169)
------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                            (7,631)        5,205        11,914
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (2,789)       (2,588)       (4,372)
   Proceeds from sale and leaseback of fixed assets                                           1,553         6,000
   Increase in other assets                                                    (2,467)       (2,997)       (2,793)
   Acquisition of business, net of cash acquired                                            (16,152)
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                          (5,256)      (20,184)       (1,165)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under short-term debt arrangements, net              8,928        18,298        (3,700)
   Proceeds from issuance and repurchase of common stock, net                   9,589         3,986           100
   Employee stock purchase (loan) repayment                                                                   453
   Dividends paid                                                              (8,400)       (7,885)       (7,675)
------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                            10,117        14,399       (10,822)
------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                               (1,700)          928           613
------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                        (4,470)          348           540
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of the year                             7,551         7,203         6,663
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the year                                $  3,081      $  7,551      $  7,203
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                            $  3,325      $  1,609      $    439
    Income taxes paid                                                             442           289           457

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common Stock       Accumulated    Translation       Note
                                                   -------------------
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)   Shares     Amount       Deficit       Adjustment    Receivable     Total
-----------------------------------------------------------------------------------------------------------------------------

Balances, October 3, 1993                          15,219    $ 86,538       $(30,486)       $  (859)        $(453)   $54,740
Employee stock purchases and
   exercises of employee stock options                759       2,273                                                  2,273
Shares repurchased                                    (86)       (487)          (240)                                   (727)
Shares sold under dividend reinvestment plan            6          49                                                     49
Repayment of employee note                                                                                    453        453
Shares withheld in payment of stock
    options exercised                                (124)       (411)        (1,084)                                 (1,495)
Pooling of interest with SD&G                         273                       (210)                                   (210)
Income tax benefit resulting from
   exercises of stock options                                   9,124                                                  9,124
Translation adjustment                                                                          613                      613
Dividends declared ($0.48 per share)                                          (7,675)                                 (7,675)
Net income                                                                    17,521                                  17,521
-----------------------------------------------------------------------------------------------------------------------------

Balances, October 2, 1994                          16,047      97,086        (22,174)          (246)                  74,666
Employee stock purchases and
   exercises of employee stock options                937       4,733                                                  4,733
Shares sold under dividend reinvestment plan           17         181                                                    181
Shares withheld in payment of stock
    options exercised                                 (82)     (1,087)                                                (1,087)
Income tax benefit resulting from
   exercises of stock options                                     159                                                    159
Translation adjustment                                                                          928                      928
Dividends declared ($0.48 per share)                                          (7,885)                                 (7,885)
Net income                                                                    11,073                                  11,073
-----------------------------------------------------------------------------------------------------------------------------

Balances, October 1, 1995                          16,919     101,072        (18,986)           682                   82,768
Employee stock purchases and
   exercises of employee stock options                657       5,263                                                  5,263
Shares sold under dividend reinvestment plan           69         971                                                    971
Shares withheld in payment of stock
    options exercised                                  (2)        (45)                                                   (45)
Income tax benefit resulting from
   exercises of stock options                                   3,400                                                  3,400
Pooling of interest with JD Technical                 138                        577                                     577
Translation adjustment                                                                       (1,700)                  (1,700)
Dividends declared ($0.48 per share)                                          (8,400)                                 (8,400)
Net income                                                                    16,637                                  16,637
-----------------------------------------------------------------------------------------------------------------------------

Balances, September 29, 1996                       17,781    $110,661       $(10,172)       $(1,018)                 $99,471
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES ANS SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1996, 1995 and 1994 all included 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of ADAC Laboratories and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

The Company's European subsidiaries' functional currencies are considered to be their respective local currencies. Adjustments that arise in translating their financial statements into U.S. dollars are included as a separate component of shareholders' equity in the consolidated balance sheets.

Gains and losses from foreign currency transactions are included as a component of interest and other income (expense), net, in the consolidated statements of income, and amounted to losses of $122, $150, and $68 in fiscal 1996, 1995, and 1994, respectively.

Revenue Recognition

The Company has two major business units for which specific revenue recognition policies are followed.

Revenues related to the Company's Medical Systems business unit product sales are recognized upon shipment to the customer or its requested location, at which time title and risk of ownership pass. Estimated provisions for product sale returns, installation and warranty are accrued upon revenue recognition. Revenues related to Medical Systems service are recognized ratably over the relevant contractual period or as the service is performed. Medical Systems revenue billed but unearned is included on the consolidated balance sheets as deferred revenue.

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

Income Taxes

Under the liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized as income in the period that includes the enactment date.

Deferred tax assets are also recognized for deductible temporary differences and operating loss and tax credit carryforwards and, if appropriate, with a valuation allowance established against the resulting assets if it is more likely than not that the related tax benefits will not be realized.

Income Per Share

Net income per common and common equivalent share has been computed using the weighted average number of common shares outstanding after considering the dilutive effect of common stock options and warrants using the treasury stock method.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Concentration of Credit Risk

The Company sells its products to hospitals and clinics worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, except for sales within Latin America. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. The Company invests any excess cash on deposits with a major investment bank. The Company has not experienced any losses on these deposits.

Reliance on Certain Suppliers

Certain components and services used by the Company to manufacture and develop its products are presently available from only one, or a limited number of, suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development to incorporate the products or services from new suppliers or

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

vendors into the Company's products. Although the Company has obtained business interruption insurance to protect against such losses, there is no assurance that such coverage would be adequate.

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

Software costs capitalized during fiscal years 1996, 1995, and 1994 amounted to
approximately $3,477, $1,996, and $1,402, respectively.   Additionally, $5,802
of capitalized software was acquired through the acquisition of Community Health Computing Corporation during fiscal 1995 and $364 of capitalized software was acquired through the acquisition of SD&G Healthcare Systems, Inc during fiscal 1994 (see Note 3). Amortization of capitalized software costs amounting to approximately $2,101, $1,164 and $697, respectively, have been charged to cost of product revenues.

Intangible Assets

Goodwill and other purchased intangibles, including technology and sales partnerships, are capitalized and amortized on a straight-line basis over the estimated useful life of the related asset (3-15 years).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These classifications did not change previously reported total assets, liabilities, shareholders' equity or net income (loss).

NOTE 2  BALANCE  SHEET  DETAIL:

                                               1996        1995
                                           --------    --------
Inventories consist of:
Purchased parts and sub-assemblies         $ 16,000    $ 14,138
Work in process                               5,057       1,421
Finished goods                               10,918      12,658
                                           --------    --------
                                           $ 31,975    $ 28,217
                                           ========    ========

                                               1996        1995
                                           --------    --------
Service parts consist of:
Field service parts, at cost               $ 22,183    $ 19,358
Less accumulated depreciation                (6,701)     (5,787)
                                           --------    --------
                                           $ 15,482    $ 13,571
                                           ========    ========

                                               1996        1995
                                           --------    --------
Fixed assets, at cost, consist of:
Production and test equipment              $  7,227    $  9,686
Field service equipment                       2,374       1,138
Office and demonstration equipment           12,782       8,840
Leasehold improvements                        1,112       1,042
                                           --------    --------
                                             23,495      20,706
                                           --------    --------
Less accumulated depreciation and
  amortization                              (15,102)    (12,338)
                                           --------    --------
                                           $  8,393    $  8,368
                                           ========    ========

                                               1996        1995
                                           --------    --------
Other accrued liabilities consist of:
Accrued customer service costs             $  3,663    $  2,031
Other accrued expenses                       10,134      11,781
                                           --------    --------
                                           $ 13,797    $ 13,812
                                           ========    ========

                                               1996        1995
                                           --------    --------
Non-current liabilities and
   deferred credits consist of:
Deferred contract revenue                  $  2,185    $  1,425
Deferred gain on sale of fixed assets         1,329       2,251

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Other non-current liabilities                   856         578
                                           --------    --------
                                           $  4,370    $  4,254
                                           ========    ========

NOTE 3  ACQUISITIONS

On November 9, 1995, the Company acquired JD Technical Services, Inc., of Washington, Missouri, a leader in nuclear medicine imaging systems remanufacturing, as well as a nationwide provider of multivendor service and support. The Company issued 138 shares of common stock at the average closing price of the Company's common stock during a specified period, for a total purchase price of $1.7 million, in exchange for all the outstanding stock of JD Technical. The transaction was accounted for as a pooling of interests. Prior period financial statements were not restated, as the operations of JD Technical were not material to the financial position or the results of operations of the Company at the time of acquisition.

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

NOTE 4 CREDIT AND BORROWING ARRANGEMENTS

The Company has a $60,000 revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 31, 1999. The Company pays interest and commitment fees on its borrowing based on the debt level in relation to profitability. Commitment fees range from 0.25% to 0.425% of borrowings and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to
1.375%.  Borrowings are generally repaid within 90 days.   At September 29,
1996, the Company had $32,774 available for borrowing under this facility.

Borrowings are collateralized by the Company's assets, and the Company is required to comply with certain financial and other covenants, including restrictions on its ability to acquire or merge with another company and incur additional debt.

Additional information with respect to such revolving lines of credit is as follows:

                                 1996       1995
                               --------   --------
Maximum borrowings
  during the year              $49,700    $27,760
Average borrowings during
  the year                     $33,177    $14,521
Weighted average interest
  rates during the year           6.79%      7.45%
----------------------------   -------    -------

NOTE 5 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and manufacturing facilities under operating leases which expire at various dates through 2002. The Company is responsible for maintenance, taxes and insurance on all facilities.

During fiscal 1995, the Company sold and leased back fixed assets with a net book value of $591 for total proceeds of $832. The gain on the transaction will be recognized over the five year term of the operating lease. Similarly, in September 1994, the Company entered into a sale and leaseback transaction under which it sold fixed assets with a net book value of $2,809 for total proceeds of $6,000. As part of this agreement, the Company entered into two operating leases with terms of three and five years, respectively. The gain on the
transaction will be recognized over the terms of the leases.   In addition, the
Company guaranteed to the lessors the final residual value of approximately $1,012.

As of September 29, 1996, future annual minimum lease payments for all non-cancelable operating leases are as follows:

FISCAL YEAR                       BUILDING   EQUIPMENT
-------------------------------   --------   ---------
1997                               $ 3,139      $2,098
1998                                 2,883       1,527
1999                                 1,745       2,594
2000                                   905         136
2001                                   871           1
Thereafter                             861           -
                                   -------      ------
Total minimum lease payments       $10,404      $6,356
                                   =======      ======

Rent expense totaled $4,911, $4,284, and   $2,572 for fiscal years

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXEPT PER SHARE DATA)

1996, 1995 and 1994, respectively.


Capital  Leases

During fiscal 1995, the Company entered into two capital leases having terms of
five years.   Under these two agreements, certain leased fixed assets are pledged as collateral.

As of September 29, 1996, future annual minimum lease payments under these capital leases are as follows:

FISCAL YEAR                                       CAPITAL LEASES
----------------------------------------------    --------------
1997                                                      $ 229
1998                                                        222
1999                                                        222
2000                                                         74
Thereafter                                                    -
                                                          -----
Total minimum lease payments                                747
Amount representing interest                               (114)
                                                          -----
Present value of net minimum lease payments                 633
Less current portion                                       (232)
                                                          -----

                                                           $401
                                                           ====

Payments under these capital lease obligations totaled $195 and $126 in fiscal 1996 and 1995, respectively.

As of September 29, 1996, the Company had $729 of equipment under capital leases with accumulated amortization of $285.

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

Other

Under third party lease program agreements, the Company is contingently liable for losses in the event of default by lessees, limited to a percentage (ranging from 2% to 100%) of the equipment lease, depending on the agreement, and up to 100% for the related service contracts. At September 29, 1996 the contingent liability was $2,718.

In conjunction with its third party financing and lease programs, the Company sells certain receivables with recourse. The amount of recourse ranges from 10% to 100% of the receivable. As of September 29, 1996 the contingent liability was $14,233.

NOTE 6 CAPITAL STOCK

Preferred Stock

The Board of Directors is authorized to determine the rights and preferences of the preferred stock, issuable in series. The Board of Directors may increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of such series then outstanding.

Common  Stock

In 1994 the Board of Directors approved the issuance of warrants to purchase up to 60 shares of common stock at the Company's then market price of $6.50 per share to a consulting firm as partial compensation for services rendered and to be rendered. The warrants were issued proportionately as services were performed through March 1995, and expire on July 1, 1999. At September 29, 1996, all of the warrants related to this issuance had been issued and were outstanding.

As of September 29, 1996, the Company has reserved a total of 3,479 shares of common stock for issuance under employee stock option plans and 39 under the employee stock purchase plan discussed in Note 7.

NOTE 7 STOCK PLANS

Stock Option Plans

The Company currently has three stock option plans for employees and consultants, including the 1981 and 1985 stock option plans (under which no further options may be granted), and the 1992 stock option plan.

The 1992 Option Plan (as amended) allow for non-qualified as well as incentive options to be granted to employees, officers, consultants and others. Incentive stock options must be granted at exercise prices of not less than fair market value and expire within 10 years from the date of grant. Under the plans, non-qualified stock options can have exercise prices of not less than 85% of fair market value and also expire within 10 years of grant date.

In addition, the Company has a directors' stock option plan under which options are granted to non-employee directors. Options under this plan are granted for a period of 5 years from the date

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

of grant at an option exercise price equal to 100% of fair market value.

Options available for grant under all plans as of September 29, 1996 were 653.
 In addition, 631 of the options outstanding at September 29, 1996 were exercisable. A summary of the activity under these plans is as follows:

                                      1996                          1995                                  1994
                                     ------                        ------                                ------
                                              Exercise Price       Exercise Price                        Exercise Price
(Shares in thousands)                Shares   Per      Share       Shares     Per Share                  Shares        Per Share
----------------------------------            --------   -------   -----    ----------------             ------      --------------
Outstanding at beginning of year     2,516   $  2.25  -  $ 15.75   2,557    $2.25  - $15.75              2,267       $2.25 - $ 15.75

Granted                              1,160     11.625 -    17.0    1,073     7.75  -  11.875             1,169        6.38 -   14.25

Exercised                             (549)     3.75  -    15.75    (879)    7.375 -  13.5                (702)       6.25 -   14.25

Canceled                              (301)     2.625 -    15.875   (235)    2.25  -  14.25               (177)       2.25 -   14.25

----------------------------------   -----   ---------   -------   -----    ----------------            ------       -----   -------

Outstanding at end of year           2,826   $  2.25 -   $  17.0   2,516    $2.25 - $15.75               2,557       $2.25 -  $15.75

----------------------------------   -----   ---------   -------   -----    ----------------            ------       -----   -------


ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Employee Stock Purchase Plan

This plan, as amended, permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation and cannot exceed 100 shares per employee per interim offering period) at the lower of 85% of fair market value at the beginning of a 27 month offering period or at the end of each interim period. Each full-time employee of the Company who has been employed for six months or more at the commencement of an interim offering period is entitled to participate in the plan. During fiscal years 1996, 1995, and 1994, 64, 58, and 57 shares were issued at an average price of $10.94, $7.21, and $7.42 per share, respectively.

Preferred Share Purchase Rights Plan

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

The Rights Plan is designed to provide an adequate opportunity for the Company's Board of Directors to consider and evaluate all strategic alternatives of the Company in the event an unsolicited attempt is made to acquire the Company. The Rights are intended to enable all of the Company's shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders. The adoption of the Rights Plan will not, nor is it intended to, prevent all takeover actions. The Rights were not distributed in response to any proposal to acquire the Company.

NOTE 8 RETIREMENT SAVINGS PLAN

The Company maintains a qualified retirement plan, under the provisions of
Section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company may match employee contributions with discretionary amounts as may be determined by the Board of Directors. During fiscal 1996, the Company matched employee contributions up to a maximum of $0.5 per employee, totaling $206. Prior to fiscal 1996, no matching contributions had been made.

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

NOTE 10 SUBSEQUENT EVENTS

On November 4, 1996, the Company acquired Geometrics Corporation, of Madison, Wisconsin, a developer of specialized medical software used in the planning of radiation therapy treatments for cancer patients. Geometrics will operate as a product development unit of the Company's Radiation Therapy Planning division. In connection with the acquisition, the Company issued 191 shares having an approximate fair market value of $3.9 million. The acquisition will be accounted for as a pooling of interests. Prior period financial statements will not be restated because Geometrics is not material to the financial position or results of operations of the Company.

On September 30, 1996, one of the Company's subsidiaries, ADAC Radiology Services (ARS), acquired a one-year option to purchase Medical Transition Strategies, Inc. (MTS) for $500 in cash plus an additional $1.0 million payable over five years. MTS is in the business of forming and managing radiology networks. The exercise price of the option is equal to $50 per validated (as defined) network under management plus a percentage of each such network's net revenue in calendar year 1998. The option price and the option exercise price are, at the option of the Company, payable in cash or Common Stock. If the option is not exercised by September 30, 1997, the unpaid portion of the $1.0 million becomes immediately due and payable and any loans made by ARS to MTS will be canceled and forgiven. In addition, unless MTS fails to perform certain obligations or there is a material adverse change in MTS's business resulting from MTS's acts or omissions, ARS must, if certain of MTS' network revenue goals are achieved, pay MTS a break-up fee of $500.

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


In October 1996, the Company's Board of Directors decided to discontinue the payment of its quarterly cash dividend in order to reinvest the funds in the Company to further its growth strategy and enhance shareholder value.

NOTE 11 INCOME TAXES

Income tax expense (benefit) consists of:

                1996     1995      1994
               ------   ------   --------
Current:
  Federal      $  409   $  267   $   319
  Foreign         384        -         -
  State           458      571       766
------------   ------   ------   -------
                1,251      838     1,085
                -----      ---   -------
Deferred:
  Federal       7,538    4,904    (7,170)
  State           486      188      (251)
------------   ------   ------   -------
                8,024    5,092    (7,421)
               ------   ------   -------
Total          $9,275   $5,930   $(6,336)
------------   ======   ======   =======

The reconciliation of the provision for income taxes, computed at the marginal federal statutory income tax rate, to the reported amounts is as follows:

                                                     1996      1995       1994
                                                    -------   -------   --------
Income taxes at marginal statutory rate of 35%      $9,069    $5,951    $ 3,915
State income taxes, net of federal benefit             649       493        335
Benefit from net operating loss carryforwards            -         -     (3,956)
Losses on foreign subsidiaries not providing
  tax benefit in the current year                        -         -        526
Change in valuation allowance                         (844)     (980)    (6,905)
Business credits                                      (160)     (196)      (317)
Other                                                  561       662         66
-------------------------------------------------   ------    ------    -------
Provision (benefit) for income taxes                $9,275    $5,930    $(6,336)
-------------------------------------------------   ======    ======    =======

As of September 29, 1996, the Company had net operating loss carryforwards of approximately $39.7 million available to offset future federal taxable income and approximately $7.2 million available to offset future taxable income in various foreign jurisdictions. Federal operating loss carryforwards of $9.0 million expire in fiscal year 2001, federal operating loss carryforwards of $30.7 million expire 2006 to 2009, and foreign operating loss carryforwards expire beginning in fiscal year 1997. The federal operating loss carryforwards expiring 2006 to 2009 are subject to certain restrictions on their utilization. The Company also has federal credit carryforwards of $5.9 million. These credit carryforwards will expire beginning in fiscal year 1997.

Significant components of the Company's deferred tax assets and liabilities at September 29, 1996 and October 1, 1995 are as follows:

                                          1996        1995
                                        ---------   --------
Deferred income tax assets:
  Net operating loss carryforwards      $ 17,082    $ 8,388
  Federal credit carryforwards             5,907      5,463
  Inventory valuation                      1,683        962
  Employee benefits                          751        376
  Accrued customer service costs             842        388
  Receivable valuation                       789        458
  Deferred income                            914        672
  Other                                      787        447
-------------------------------------   --------    -------
                                          28,755     17,154
Less valuation allowance                 (13,598)    (3,054)
-------------------------------------   --------    -------
Deferred income tax assets                15,157     14,100
-------------------------------------   --------    -------

Deferred income tax liabilities:
  Fixed assets                             3,426    $ 1,963
  Software development costs               4,873      1,405
  Leases                                   1,038          -
-------------------------------------   --------    -------
Deferred income tax liabilities            9,337      3,368
-------------------------------------   --------    -------
Net deferred income tax assets          $  5,820    $10,732
-------------------------------------   ========    =======

The valuation allowance identified above relates to net operating loss carryforwards of certain foreign and domestic subsidiaries. Approximately $10.0 million of the valuation allowance when reduced will be credited to goodwill in accordance with SFAS 109.

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

                     FISCAL 1996
                                      MS       HCIS
                                   --------   -------
Revenues                           $209,477   $31,308
Operating income (loss)              28,765       554
Depreciation and amortization         5,650     3,385
Capital expenditures                  2,022       767
Total  assets                       151,447    35,181
--------------------------------   --------   -------

ADAC LABORATORIES AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)



                     FISCAL 1995
                                      MS        HCIS
                                   --------   --------
Revenues                           $171,444   $13,365
Operating income (loss)              19,288    (1,063)
Depreciation and amortization         5,403       974
Capital expenditures                  2,438       150
Total  assets                       137,677    21,420
--------------------------------   --------   -------

Additionally, the Company has European operations which are those of its subsidiaries in the Netherlands, France, Germany, Denmark, United Kingdom and Italy, and substantially all of their sales are made to unaffiliated European customers. The following table summarizes the European subsidiaries' operations:

                                                           1996       1995      1994
-------------------------------------------------------   -------   --------   -------
Revenues                                                  $30,475   $27,282    $28,436
Net income (loss)                                             419      (320)        73
Total  assets                                              29,335    23,315     20,224
-------------------------------------------------------   -------   -------    -------

The Company also has operations in Latin America and Asia, neither of which are material to the financial position or results of operations of the Company.

NOTE 13 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

FISCAL 1996
                                                           First    Second     Third     Fourth
                                                          Quarter   Quarter    Quarter   Quarter
-------------------------------------------------------   -------   -------    -------   -------
Revenues                                                  $54,988   $58,438    $62,434   $64,925
Gross profit                                               21,098    22,314     24,134    25,606
Net income                                                  3,541     3,938      4,353     4,805
Net income per share                                          .20       .22        .24       .26
-------------------------------------------------------   -------   -------    -------   -------

FISCAL 1995
                                                           First    Second     Third     Fourth
                                                          Quarter   Quarter    Quarter   Quarter
-------------------------------------------------------   -------   -------    -------   -------
Revenues                                                  $44,232   $44,727    $45,625   $50,225
Gross profit                                               15,858    16,141     16,563    18,927
Net income                                                  2,430     2,754      3,054     2,835
Net income per share                                          .15       .17        .18       .16
-------------------------------------------------------   -------   -------    -------   -------

FISCAL 1994
                                                           First    Second     Third     Fourth
                                                          Quarter   Quarter    Quarter   Quarter
-------------------------------------------------------   -------   -------    -------   -------
Revenues                                                  $46,546   $47,298    $40,081   $42,355
Gross profit                                               19,454    19,384     14,893    15,884
Net income                                                  5,312     5,510        269     6,430
Net income per share                                          .32       .33        .02       .39
-------------------------------------------------------   -------   -------    -------   -------

The sum of a year's quarterly earnings per share may not equal the annual earnings per share as a result of changes in the outstanding number of shares during the year and the application of the treasury stock method, which considers changes in the market price of common stock during each period (see
Note 1, "Income Per Share").

As discussed in Notes 3 and 12, during the fourth quarter of fiscal 1995, the Company completed its acquisition of CHC. As a result, the relative significance of the Company's Healthcare Information Systems' segment increased in relation to the Company's overall business. Accordingly, beginning in the fourth quarter of fiscal 1995, changes were made in the classification of certain income statement items related to the Company's Healthcare Information Systems' segment. Total revenue, operating income, net income, and earnings per share were not affected by these changes. Operating expenses of $416, $495, $577 and $610 were reclassified to cost of sales in the first, second, third and fourth quarter of 1994, respectively, to conform with the revised presentation, as were $107, $702 and $1,337 in the first, second, and third quarter of 1995, respectively. Prior to 1994, the results of operations from the Healthcare Information Systems' segment were not significant.

NOTE 14 RECENT PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective for the Company's year ending September 30, 1997.

During October 1995, the Financial Accounting Standard Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect to adopt the new method of accounting. The Company intends to continue to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require the Company to provide additional disclosures in the financial statements for the year ending September 30, 1997.

During July 1996, The Financial Accounting Standard Board issued Statement No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

At present, the Company's adoption of these pronouncements are not expected to have a material effect on the Company's financial position or results of operations.

To the Board of Directors and Shareholders of ADAC Laboratories and Subsidiaries

We have audited the accompanying consolidated balance sheets of ADAC Laboratories and Subsidiaries as of September 29, 1996 and October 1, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADAC Laboratories and Subsidiaries as of September 29, 1996 and October 1, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 1996 in conformity with generally accepted accounting principles.



San Jose, California
November 4, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


       None.

                                   PART III


     The information required by Items 10, 11, 12 and 13 is included in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1996 fiscal year and is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  (1) FINANCIAL STATEMENTS.  Consolidated Financial Statements, Notes
              ---------------------
to Consolidated Financial Statements, and the Report of Independent Accountants are included under Item 8. Financial Statements and Supplemental Data.

          (2) FINANCIAL STATEMENT SCHEDULES.  See "Index to Financial Statement
              ------------------------------
Schedules" attached hereto and made a part hereof.

          (3) EXHIBITS.  The following exhibits are included or, as indicated
              ---------
by the footnote, incorporated by reference into this filing:

     3.1       Restated Articles of Incorporation, as amended.

     3.2       Bylaws, as amended.

     10.17(1) Leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated June 25, 1986.

     10.45(2)  1985 Option Plan, as amended and restated through July 28, 1987.

     10.52(3)  Directors' Stock Option Plan (1987),as amended.

     10.56(4) Amendment to leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated February 2, 1992.

     10.60(5)  1992 Stock Option Plan, as amended.

     10.68(6) Master Lease Agreement between the Registrant and Metlife Capital Corporation, dated September 30, 1994.

     10.69(6) Equipment Lease Agreement between the Registrant and Wasatch Funding Group, Inc., dated September 30, 1994.

     10.70(6) Call Agreement between the Registrant and Community Health Computing Corporation and Exhibits, dated November 30, 1994 and December 7, 1994, respectively.

     10.71(6) Amendment to lease for building located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated August 31, 1993.

     10.72(6) Lease agreement for building located at 630 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated December 6, 1993.

     10.73(6) Employment/Severance agreement between ADAC Laboratories and Stanley D. Czerwinski, dated November 2, 1994.

     10.75(7)  Employee Stock Purchase Plan (1994), as amended.

     10.76(8) First Amended Series A Preferred Stock Purchase Agreement, dated February 24, 1995, among the Registrant, Community Health Computing Corp. and Community Health Computing, Inc., and related Promissory Notes, Security Agreement and Modification of Loan Agreements, dated July 12, 1995.

     10.78(9) Vendor Program Agreement between the Registrant and DVI Financial Services Inc., dated June 30, 1995.

     10.79(9) Agreement and Plan of Reorganization Among the Registrant, ADAC Acquisition, Inc., J.D. Technical Services, Inc. and the Shareholders of J.D. Technical Services, Inc., dated November 9, 1995.

     10.81(10) Credit Agreement dated July 31, 1996 among the Registrant, the
               Lenders named therein, and ABN AMRO Bank N.V., as agent for the Lenders

     10.82(11) Rights Agreement dated as of April 22, 1996 between the
               Registrant and Chemical Mellon Shareholder Services, LLC.

     10.83(5)  Stock Option Agreement between the Registrant and Robert L.
               Miller.

     10.84 Option Agreement dated as of September 30, 1996 by and among the Registrant, ADAC Radiology Services, Inc., Medical Transition Strategies, Inc., and Ernest Berger.

     10.85 Agreement and Plan of Reorganization dated November 4, 1996 among the Registrant, Geometrics Corporation, and the shareholders of Geometrics Corporation.

     10.86     Form of ADAC Executive Severance Agreement.

     10.87     Form of ADAC HCIS Executive Severance Agreement.

     10.88 Community Health Computing Corp. Stock Option Plan (1995) and related Stock Option Agreement.

     11        Computation of net income per share.

     21        Subsidiaries.

     23        Consent of Independent Accountants.

     27        Financial Data Schedule.

-----------------

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 28, 1986.

(2) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-72804) filed with the Commission on December 13, 1993.

(3) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-02747) filed with the Commission on April 23, 1996.

(4) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended October 1, 1989.

(5) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-02749) filed with the Commission on April 23, 1996.

(6) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended October 2, 1994.

(7) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-02793) filed with the Commission on April 23, 1996.

(8) Incorporated by reference to Exhibits filed with the Company's Current Report of Form 8-K (file no. 0-9428), dated July 12, 1995 (being the date of the earliest event reported).

(9) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended October 1, 1995.

(10) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter ended June 30, 1995.

(11) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K (file no. 0-9428) dated April 22, 1996.

     (b) REPORTS ON FORM 8-K.  The following report on Form 8-K was filed during
         --------------------
the Company's third fiscal quarter ended June 30, 1996:

           (i) Report on Form 8-K, dated April 22, 1996 (date of earliest event reported), concerning the Company's adoption of a shareholder rights plan.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  December 17, 1996            ADAC LABORATORIES
                                     Registrant)

                                     BY:/s/ David L. Lowe
                                        -----------------
                                     David L. Lowe,
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      CAPACITIES                       DATE
---------                      ----------                       ----
/s/ David L. Lowe              Chairman of the Board, Chief     December 17, 1996
----------------------------
David L. Lowe                  Executive Officer & Director
                               (Principal Executive Officer)

/s/ P. Andre Simone            Chief Financial Officer          December 17, 1996
----------------------------
P. Andre Simone                (Principal Financial and
                               Accounting Officer)


/s/ Stanley D. Czerwinski      Director                         December 17, 1996
----------------------------
Stanley D. Czerwinski


/s/ R. Andrew Eckert           Director                         December 17, 1996
----------------------------
R. Andrew Eckert


/s/ Graham O. King             Director                         December 17, 1996
----------------------------
Graham O. King


/s/ Robert L. Miller           Director                         December 17, 1996
----------------------------
Robert L. Miller


/s/ F. David Rollo             Director                         December 17, 1996
----------------------------
F. David Rollo


/s/ Edmund H. Shea,  Jr.       Director                         December 17, 1996
----------------------------
Edmund H. Shea, Jr.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of ADAC Laboratories is included on page 34 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page 39 on this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respect, the information required to be included therein.


                                    COOPERS & LYBRAND L.L.P.

San Jose, California
November 4, 1996

                                                                   SCHEDULE VIII

                      ADAC LABORATORIES AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)
          For the three years in the period ended September 29, 1996

                                                           Additions
                                                --------------------------------
                                                         Charged to    Acquisition
                                       Balance at        Costs and     of                            Balance at End
Description                        Beginning of Period   Expenses      Business     Deductions       of Period
-----------                        -------------------   -----------   --------     --------------   --------------


Year Ended October 2, 1994:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                           $  932        $1,023    $     -           $  311      $1,644
                                   ===================   ===========   ========   ==============   =========


Year Ended October 1, 1995:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                           $1,644        $1,502       $373           $1,475      $2,044
                                   ===================   ===========   ========   ==============   =========


Year Ended September 29, 1996:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                           $2,044        $1,482   $      -           $1,380      $2,146
                                    ==================   ===========   ========   ==============   =========

                                                                      SCHEDULE X
                      ADAC LABORATORIES AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (In Thousands)
          For the three years in the period ended September 29, 1996



                  ITEM                                CHARGED TO COSTS & EXPENSES
                  ----                              -------------------------------
                                                    1996        1995        1994
                                                    ----        ----        ----

     Depreciation and amortization
     of intangible assets:
          Software and technology                   $3,268      $1,845      $1,220
          Goodwill and Sales Partnership            $1,203      $  780      $  576

Amounts charged to costs and expenses do not exceed one percent of net revenues for all other items for all periods presented.

                      ADAC LABORATORIES AND SUBSIDIARIES
                               INDEX OF EXHIBITS


EXHIBIT
NUMBER                             TITLE OF EXHIBIT
------                             ----------------
(SEE FOOTNOTES)

3.1           Restated Articles of Incorporation, as amended.

3.2           Bylaws, as amended.

10.17(1) Leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated June 25, 1986.

10.45(2)      1985 Option Plan, as amended and restated through July 28, 1987.

10.52(3)      Directors' Stock Option Plan (1987),as amended.

10.56(4) Amendment to leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated February 2, 1992.

10.60(5)      1992 Stock Option Plan, as amended.

10.68(6) Master Lease Agreement between the Registrant and Metlife Capital Corporation, dated September 30, 1994.

10.69(6) Equipment Lease Agreement between the Registrant and Wasatch Funding Group, Inc., dated September 30, 1994.

10.70(6) Call Agreement between the Registrant and Community Health Computing Corporation and Exhibits, dated November 30, 1994 and December 7, 1994, respectively.

10.71(6) Amendment to lease for building located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated August 31, 1993.

10.72(6) Lease agreement for building located at 630 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated December 6, 1993.

10.73(6) Employment/Severance agreement between ADAC Laboratories and Stanley D. Czerwinski, dated November 2, 1994.

10.75(7)      Employee Stock Purchase Plan (1994), as amended.

10.76(8)      First Amended Series A Preferred Stock Purchase Agreement, dated

              February 24, 1995, among the Registrant, Community Health Computing Corp. and Community Health Computing, Inc., and related Promissory Notes, Security Agreement and Modification of Loan Agreements, dated July 12, 1995.

10.78(9) Vendor Program Agreement between the Registrant and DVI Financial Services Inc., dated June 30, 1995.

10.79(9) Agreement and Plan of Reorganization Among the Registrant, ADAC Acquisition, Inc., J.D. Technical Services, Inc. and the Shareholders of J.D. Technical Services, Inc., dated November 9, 1995.

10.81(10)     Credit Agreement dated July 31, 1996 among the Registrant, the
              Lenders named therein, and ABN AMRO Bank N.V., as agent for the Lenders

10.82(11)     Rights Agreement dated as of April 22, 1996 between the Registrant and Chemical Mellon Shareholder Services, LLC.

10.83(5)      Stock Option Agreement between the Registrant and Robert L.
              Miller.

10.84 Option Agreement dated as of September 30, 1996 by and among the Registrant, ADAC Radiology Services, Inc., Medical Transition Strategies, Inc., and Ernest Berger.

10.85 Agreement and Plan of Reorganization dated November 4, 1996 among the Registrant, Geometrics Corporation, and the shareholders of Geometrics Corporation.

10.86         Form of ADAC Executive Severance Agreement.

10.87         Form of ADAC HCIS Executive Severance Agreement.

10.88 Community Health Computing Corp. Stock Option Plan (1995) and related Stock Option Agreement.

11            Computation of net income per share.

21            Subsidiaries

23            Consent of Independent Accountants.

27            Financial Data Schedule.
_______________________________________

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 28, 1986.

(2) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-72804) filed with the Commission on December 13, 1993.

(3) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-02747) filed with the Commission on April 23, 1996.

(4) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended October 1, 1989.

(5) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-02749) filed with the Commission on April 23, 1996.

(6) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended October 2, 1994.

(7) Incorporated by reference to Exhibits included with the Company's Registration Statement on Form S-8 (file no. 33-02793) filed with the Commission on April 23, 1996.

(8) Incorporated by reference to Exhibits filed with the Company's Current Report of Form 8-K (file no. 0-9428), dated July 12, 1995 (being the date of the earliest event reported).

(9) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended October 1, 1995.

(10) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter ended June 30, 1995.

(11) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K (file no. 0-9428) dated April 22, 1996.