Form 10-Q
period 1996-12-29
ADAC LABORATORIES
filed 1997-02-12
CIK 313798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF   1934

For the quarterly period ended December 29, 1996

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

Number of shares of Common Stock, no par value, outstanding at February 3, 1997, 18,090,270.

(This document contains a total of 15 pages)

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                          Three
                                                       Months Ended
                                                       -------------

                                                 December 29,    December 31,
                                                      1996           1995
                                                 ------------    ------------
REVENUES, NET:
  Product                                          $51,604         $39,708
  Service                                           16,761          15,280
                                                   -------         -------

                                                    68,365          54,988
                                                   -------         -------
COST OF REVENUES:
  Product                                           30,040          24,560
  Service                                           10,798           9,330
                                                   -------         -------

                                                    40,838          33,890
                                                   -------         -------

GROSS PROFIT                                        27,527          21,098
                                                   -------         -------

OPERATING EXPENSES:
  Marketing and sales                               10,737           8,174
  Research and development                           3,249           2,891
  General and administrative                         4,246           3,580
  Goodwill amortization                                198             198
                                                   -------         -------

                                                    18,430          14,843
                                                   -------         -------

OPERATING INCOME                                     9,097           6,255
                                                   -------         -------

INTEREST AND OTHER EXPENSE, NET                     (1,102)           (806)
                                                   -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES             7,995           5,449

Provision for income taxes                          (2,902)         (1,908)
                                                   -------         -------

NET INCOME                                         $ 5,093         $ 3,541
                                                   =======         =======

Net income per share                               $  0.27         $  0.20
                                                   =======         =======


Number of shares used
 in per share calculations                          19,150          17,710
                                                    =======        =======

Dividends per share                                                $  0.12
                                                                   =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                         December 29,    September 29,
                                                           1996             1996
                                                         (Unaudited)
                                                        -------------     ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $  5,687         $  3,081
   Accounts receivable, net of allowance
     for returns and doubtful accounts                      86,722           80,654
   Inventories                                              36,039           31,975
   Deferred income taxes                                     5,385            8,095
   Prepaid expenses and other current assets                11,387           11,027
                                                          --------         --------
            TOTAL CURRENT ASSETS                           145,220          134,832

Service parts, net                                          15,285           15,482
Fixed assets, net                                            8,369            8,393
Capitalized software, net                                   12,035           11,656
Goodwill, net                                               10,703           10,901
Other assets, net                                            4,700            5,364
                                                          --------         --------

TOTAL ASSETS                                              $196,312         $186,628
                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                 $ 32,200         $ 27,226
   Accounts payable                                         16,296           13,923
   Dividends payable                                                          2,137
   Deferred revenues                                        11,791           13,302
   Customer deposits and advance billings                    2,351            2,302
   Accrued compensation                                      9,131            7,825
   Other accrued liabilities                                13,445           13,797
                                                          --------         --------
            TOTAL CURRENT LIABILITIES                       85,214           80,512

Non-current deferred income taxes                            2,275            2,275
Non-current liabilities and deferred credits                 3,539            4,370
                                                          --------         --------

TOTAL LIABILITIES                                           91,028           87,157
                                                          --------         --------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
     Authorized: 5,000 shares;
     Issued and outstanding: none
Common stock, no par value:
     Authorized:  50,000 shares;
     Issued and outstanding: 18,048 shares as of
       December 29, 1996 and 17,781 shares as of
       September 29, 1996, respectively                    111,650          110,661
  Accumulated deficit                                       (5,078)         (10,172)
  Translation adjustment                                    (1,288)          (1,018)
                                                          --------         --------

TOTAL SHAREHOLDERS' EQUITY                                 105,284           99,471
                                                          --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $196,312         $186,628
                                                          ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ADAC LABORATORIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                     Three Months Ended
                                                     ------------------

                                                   December 29,  December 31,
                                                       1996          1995
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net cash provided by (used in) operating        $    544     $ (1,345)
      activities                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                              (777)        (363)
      Other  assets                                     (717)      (1,130)
                                                      -------      -------

    Net cash used in investing activities             (1,494)      (1,493)
                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Short term borrowings                              4,974        2,396
    Dividends paid                                    (2,137)      (2,054)
    Proceeds from issuance of
      Common Stock, net                                  989        1,108
                                                       ------      -------

    Net cash provided by financing activities          3,826        1,450
                                                       ------      -------

Effect of exchange rates on cash                        (270)        (406)
                                                       ------      -------

Net change in cash and cash equivalents                2,606       (1,794)
Cash and cash equivalents, at beginning of
   the period                                          3,081        7,551
                                                       ------      -------
Cash and cash equivalents, at end of the
  period                                             $ 5,687      $ 5,757
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

                               ADAC LABORATORIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three month period ended December 29, 1996 are not necessarily indicative of the results that may be expected for any future periods. Reference shared also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

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

3.   Depreciation and Amortization
     -----------------------------

     Depreciation and amortization was approximately $2.5 million for each of the three-month periods ended December 29, 1996 and December 31, 1995.

4.   Inventories
     -----------

     Inventories consist of:

                              December 29,   September 29,
                                  1996           1996
                              ------------   -------------

     Purchased parts and
       sub-assemblies              $15,384         $16,000
     Work in process                 7,722           5,057
     Finished goods                 12,933          10,918
                                   -------         -------

                                   $36,039         $31,975
                                   =======         =======

5.   Income Taxes
     ------------

     The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the three months ended December 29, 1996 and December 31, 1995 are based on the estimated effective income tax rates for the fiscal years ending September 28, 1997 and September 29, 1996 of 36.3% and 36.0%, respectively.

                               ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

6.   Credit and Borrowing Arrangements
     ---------------------------------

     Interest payments for the first quarter of fiscal years 1997 and 1996 were approximately $914 and $768, respectively.

     The Company has a $60.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 31, 1999. The Company pays interest and commitment fees on its borrowings based on the debt level in relation to profitability. Commitment fees range from 0.25% to 0.425% of borrowings and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.375%. As of December 29, 1996, the Company had $27.8 million available for borrowing under this facility.

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

8.   Acquisition
     -----------

     On November 4, 1996, the Company acquired Geometrics Corporation, of Madison, Wisconsin, a developer of specialized medical software used in the planning of radiation therapy treatments for cancer patients. Geometrics will operate as a product development unit of the Company's Radiation Therapy Planning division. In connection with the acquisition, the Company issued 191 shares having an approximate fair market value of $3.9 million. The acquisition has been accounted for as a pooling of interests. Prior period financial statements will not be restated because Geometrics is not material to the financial position or results of operations of the Company.

9.   Other
     -----

     On September 30, 1996, one of the Company's subsidiaries, ADAC Radiology Services (ARS), acquired a one-year option to purchase Medical Transition Strategies, Inc. (MTS) for $500 in cash plus an additional $1.0 million payable over five years. MTS is in the business of forming and managing radiology networks. The exercise price of the option is equal to $50 per validated network under management plus a percentage of each such network's net revenue in calendar year 1998. The option price and the option exercise price are, at the option of the Company, payable in cash or Common Stock. If the option is not exercised by September 30, 1997, the unpaid portion of the $1.0 million becomes immediately due and payable and any loans made by ARS to MTS will be canceled and forgiven. In addition, unless MTS fails to perform certain obligations or there is a material adverse change in MTS's business resulting from MTS's acts or omissions, ARS must, if certain of MTS' network revenue goals are achieved, pay MTS a break-up fee of $500.

10.  Recent Pronouncements
     ---------------------

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective for the Company's fiscal year ending September 28, 1997.

     During October 1995, the Financial Accounting Standard Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect to adopt the new method of accounting. The Company intends to continue to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require the Company to provide additional disclosures in the financial statements for the fiscal year ending September 28, 1997.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three month period ended December 29, 1996 are not necessarily indicative of the results that may be expected for any future periods. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

RESULTS OF OPERATIONS
THE FIRST QUARTER OF FISCAL 1997 COMPARED TO THE FIRST QUARTER OF FISCAL 1996
-----------------------------------------------------------------------------

REVENUES AND GROSS MARGIN:

The Company's two primary business units are Medical Systems and Healthcare Information Systems (HCIS).

Medical Systems. The Medical Systems business unit includes Nuclear Medicine,
---------------
Radiation Therapy Planning (RTP) and, to a lesser extent, Digital Systems Angiography (DSA) products, as well as customer service related to those products.

Summary information related to Medical Systems' product and service revenues and gross margins is as follows:

                                          FIRST QUARTER OF
                                            FISCAL YEAR               INCREASE
                                          1997       1996            (DECREASE)
                                        ---------   --------   --------------------
Product:

     Revenues:
       Volume                            $45,012    $36,812      $8,200        22.3%
       Product mix:
          Nuclear Medicine                  94.2%      95.9%
          RTP                                5.8%       3.3%
          DSA                                0.0%       0.8%
       Geographical mix:
          North America                     75.3%      75.5%
          Europe                            16.2%      16.3%
          Other                              8.5%       8.2%

     Gross margin                           42.3%      37.5%

Service:

     Revenues                            $12,763    $10,965      $1,798        16.4%

     Gross margin                           31.4%      33.3%

Medical Systems' product revenues increased primarily due to continued customer acceptance of the Company's nuclear medicine product family, including new product introductions, and enhancement options. RTP's product revenues also increased due to the FDA's clearance of Pinnacle 3(TM). Medical Systems' revenues increased in dollar volume in all of the Company's geographical markets. Product gross margins for Medical Systems primarily increased due to reductions in product cost and sales of the Company's new product, Molecular Coincidence Detection (MCD).

Medical Systems' service revenues increased as a result of an increase in the Company's installed customer base. Service gross margins decreased slightly, primarily from increased investments in field service engineers and resources necessary to continue providing increased customer satisfaction for the Company's installed customer base.

Healthcare Information Systems ("HCIS").  HCIS includes products comprising the
---------------------------------------
hardware, software and related implementations of systems designed to manage information within the laboratory and radiology departments of healthcare organizations, as well as service related to those products.

Summary information related to HCIS' product and service revenues and gross margins is as follows:

                                       FIRST QUARTER OF
                                          FISCAL YEAR             INCREASE
                                        1997       1996          (DECREASE)
                                       --------  ---------   -------------------
Product:

     Revenues:
       Volume                          $ 6,468    $ 2,896      $3,572    123.3%
       Product mix:
          Laboratory                      59.5%      30.3%
          Radiology                       40.5%      69.7%
       Geographical mix:
          North America                 100.00%    100.00%

       Gross margin                       37.1%      46.7%

Service:

     Revenues                          $ 3,998    $ 4,315       ($317)    (7.4%)

     Gross margin                         49.0%      53.2%

The increase in HCIS' product revenues is attributable to the Company's QuadRIS(TM) radiology and LabStat(TM) laboratory information systems acquired in or developed subsequent to the Company's acquisition of CHC in July 1995. HCIS' product revenues grew in both the laboratory and radiology product families, although the product mix shifted more towards laboratory in the first quarter of 1997 compared to the first quarter in the prior fiscal year. In comparing the first quarter of fiscal 1997 to the fourth quarter of fiscal 1996, however, this trend has been reversed as sales of the Company's QuadRIS(TM) product have accelerated compared to LabStat(TM). The decrease in HCIS' product gross margins is attributable to a greater percentage of hardware components shipped in the laboratory product family in the first quarter of fiscal 1997 compared with primarily software components in the first quarter of fiscal 1996, and product costs associated with the increased laboratory product family shipments and installations and the infrastructure required to deliver such products.

HCIS service revenues and margins decreased as a result of lower dollar volume in service renewal from HCIS' legacy client base while the new laboratory product client base is at early introductory stages. Additionally, the Company incurred increased costs associated with the infrastructure required to deliver such products.

OPERATING AND OTHER EXPENSES:

As a percentage of total revenue the Company's operating and other expenses are as follows:

                                              FIRST QUARTER OF
                                                FISCAL YEAR
                                           1997                1996
                                           -----               -----

Operating costs and expenses:
     Marketing and sales                   15.7%               14.9%
     Research and development,
       net of software capitalization       4.8%                5.3%
     General and administrative             6.2%                6.5%
     Goodwill amortization                  0.3%                0.4%
                                           ----                ----
                                           27.0%               27.0%
                                           ====                ====

Other expense, net                          1.6%                1.5%
                                           ====                ====


Marketing and sales expenses as a percentage of revenue increased due to higher travel and compensation costs associated with increasing revenues and orders. Research and development expenditures represent continued investment in new product development and product enhancement. Net research and development expenditures increased $0.4 million over the same period in the prior year from continued investments and product enhancements, but decreased as percentage of revenue as a result of the consolidation of the Company's existing radiology business with that of CHC. Capitalized software costs for the first quarters of fiscal 1997 and 1996 were $1,071 and $1,119, respectively. General and administrative expenditures as a percentage of revenue decreased slightly as the Company continued to focus on cost controls. Goodwill amortization related to the acquisition of CHC in late fiscal 1995.

Other expense, net, primarily consists of interest expense, which increased due to the Company's increased level of bank borrowings during the first quarter of fiscal 1997 over the first quarter of fiscal 1996. Foreign currency transaction gains and losses are also included in other expense, net.

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 36.3% in the first quarter of fiscal 1997 compared with 36.0% in the first quarter of fiscal 1996.

INFLATION:

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Summary information regarding the Company's cash flows, liquidity, and capital resources is as follows:

                                                        FIRST QUARTER OF
                                                           FISCAL YEAR
                                                        1997         1996
                                                       ---------   ---------

Net cash and equivalents generated (used in):
     Operating activities                              $    544    $ (1,345)
     Investing activities                                (1,494)     (1,493)
     Financing activities                                 3,826       1,450
                                                       --------    --------
       Subtotal                                           2,876      (1,388)
     Effect of exchange rates on cash                      (270)       (406)
                                                       --------    --------
     Net cash and equivalents generated (used)            2,606      (1,794)

Cash and equivalents at beginning of period               3,081       7,551
                                                       --------    --------

Cash and equivalents at end of period                  $  5,687    $  5,757
                                                       ========    ========

Available bank lines of credit at end of period        $ 27,800    $ 19,306

Net cash provided by operations were primarily due to net income from operations and a continued decrease in deferred income tax assets as the Company utilized its tax basis net operating losses. These changes were offset by increases in accounts receivable, prepaid expenses and increased inventory. Accounts receivable increased primarily as a result of higher sales volumes in Europe and in the Company's HCIS business. The increase is also attributable to the timing of product installations and implementations in the Medical System's business unit and HCIS business unit, respectively.
Increases in prepaid expenses related to a higher level of prepayments to inventory vendors along with prepaid royalty arrangements related to new product and product enhancements. Inventory levels increased to meet anticipated higher future sales levels.

Net cash used in investing activities during both periods primarily related to capital expenditures and increases in the capitalized software expenditures.

The increase in cash generated by financing activities was primarily due to increased short term bank borrowings.

As a result of the above noted operating, financing and investing activities, and the effect of exchange rates on cash, cash and cash equivalents increased by $2.6 million compared with a decrease of $1.8 million in the same period of fiscal 1996.

Borrowings outstanding under the Company's lines of credit at the end of the first quarter of fiscal 1997 were $32.2 million verses $27.2 million in the first quarter of fiscal 1996.

The Company believes that its cash and cash equivalents, cash flows from operations, and, if necessary, remaining lines of credit will be sufficient to fund the Company's operating cash flow requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to business conditions or to pursue new business opportunities. There can be no assurance that such additional sources of capital will be available on terms favorable to the Company, if at all.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion of product mix and liquidity and capital resources, contains forward looking statements within the meaning of the federal securities laws.

These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements.

The medical systems and health care information system markets are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company, many of which have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or produced by the Company or that could render the Company's products obsolete or noncompetitive. In addition, as the Company enters new markets, such as the laboratory information systems market, there can be no assurance that the Company will be able to penetrate such markets successfully.

ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the nuclear medicine market is relatively mature, and from time to time in recent years has experienced a decline, the Company must continue to develop innovative new products and product enhancements such as MCD in order to pursue its growth strategy. The success of some products depends on receipt of appropriate regulatory approvals for and the commercial availability of specific radiopharmaceuticals. For example, MCD requires the use of positron emitting isotopes. At this time, the infrastructure for the commercial supply of such isotopes is not well-developed, certain applicable regulatory approvals for such isotopes have not yet been obtained, and reimbursement for the use of such isotopes in connection with MCD is uncertain. There can be no assurance that the Company will be able to commercialize its existing products or any new products or enhancements successfully.

The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter very uncertain. The timing of revenues can be affected by delays in product introductions and shipments, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, although both the Company's bookings and revenue have increased steadily in recent periods, bookings cannot necessarily be relied upon as an accurate predictor of future revenues.

The market price of the Company's Common Stock is and is expected to be subject to significant fluctuations in response to variations in anticipated or actual operating results, market speculation, announcements of new products or technologies by the Company or its competitors, changes in earnings estimates by the Company's analysts, trends in the health care industry in general and other factors, many of which are beyond the control of the Company. In addition, broad market fluctuations as well as general economic or political conditions or initiatives, such as health care reform, may adversely impact the market price of the Common Stock regardless of the Company's operating results.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         ----- -----------

     Not applicable.

Item 2.  Changes in Securities
         ------- -- ----------

     (c) On November 4, 1996, the Company issued 190,561 shares of Common Stock to the shareholders of Geometrics Corporation as consideration in the merger of Geometrics into the Company. See Note 8 of Notes to Condensed Consolidated Financial Statements. The shares were issued to the four individual shareholders of Geometrics in a transaction not involving a public offering, pursuant to section 4(2) of he securities Act of 1933, as amended.

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


Date:  February 12, 1997
                                ADAC Laboratories
                                ---- ------------
                                (Registrant)


                                BY: /s/ P. Andre Simone
                                   --------------------

                                P. Andre' Simone
                                Vice President and Chief Financial Officer