Form 10-Q
period 1997-03-30
ADAC LABORATORIES
filed 1997-05-14
CIK 313798

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to ___________

Commission file number 0-9428

                              ADAC LABORATORIES
                              -----------------
           (Exact name of registrant as specified in its charter)

                California                           94-1725806
                ----------                           ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

              540 Alder Drive
           Milpitas, California                          95035
    -------------------------------                   ----------
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

Number of shares of common stock, no par value, outstanding at April 30 1997, 18,462,328.

(This document contains a total of 17 pages)

                              ADAC LABORATORIES
                           QUARTERLY REPORT FORM-Q
                                    INDEX

                                                                          Page
                                                                          ----
Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 30, 1997 and
            September 29, 1996                                                3

          Condensed Consolidated Statements of Income for the Three Month
            and Six Month Periods Ended March 30, 1997 and March 31, 1996     4

          Condensed Consolidated Statements of Cash Flows for the Six Month
            Periods Ended March 30, 1997 and March 31, 1996                   5

          Notes to Condensed Consolidated Financial Statements               6-9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-14


Part II   Other Information


Item 6.   Exhibits and Reports on Form 8-K                                   15


Signatures                                                                   16


Exhibit 11.1 Computation of Earnings Per Share                               17

                        PART I - FINANCIAL INFORMATION
                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                                      March 30,   September 29,
                                                        1997          1996
                                                     (Unaudited)
                                                     -----------  -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $  5,408   $   3,081
   Accounts receivable                                   89,370      80,654
   Inventories                                           27,868      31,975
   Deferred income taxes                                  7,030       8,095
   Prepaid expenses and other current assets             10,488      11,027
                                                       --------    --------
 CURRENT ASSETS                                         140,164     134,832

Service parts                                            16,626      15,482
Fixed assets                                             10,391       8,393
Capitalized software                                     12,401      11,656
Goodwill                                                 10,506      10,901
Other assets                                              4,375       5,364
                                                       --------    --------
ASSETS                                                 $194,463    $186,628
                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                              $ 26,799    $ 27,226
   Accounts payable                                      10,285      13,923
   Dividends payable                                          -       2,137
   Deferred revenues                                     11,099      13,302
   Customer deposits and advance billings                 1,891       2,302
   Accrued compensation                                   8,563       7,825
   Other accrued liabilities                             15,869      13,797
                                                       --------    --------
          CURRENT LIABILITIES                            74,506      80,512

Deferred income taxes                                     2,275       2,275
Liabilities and deferred credits                          3,448       4,370
                                                       --------    --------
LIABILITIES                                              80,229      87,157
                                                       --------    --------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value:
    Authorized: 5,000 shares;
    Issued and outstanding: none                              -           -
Common stock, no par value:
    Authorized:  50,000 shares;
    Issued and outstanding: 18,445 shares
     March 30, 1997 and 17,781 shares
     September 29, 1996                                 115,932     110,661
  Retained earnings (accumulated deficit)                   472     (10,172)
  Translation adjustment                                 (2,170)     (1,018)
                                                       --------    --------

STOCKHOLDERS' EQUITY                                    114,234      99,471
                                                       --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $194,463    $186,628
                                                       ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               Three                              Six
                                           Months Ended                      Months Ended
                                     --------------------------        ------------------------
                                      March 30,      March 31,          March 30,     March 31,
                                        1997            1996              1997          1996
                                      ---------      ---------          ---------      ---------
REVENUES
  Product                              $52,922         $ 42,949        $104,526       $  82,657
  Service                               17,054           15,489          33,815          30,769
                                       -------         --------        --------        --------
                                        69,976           58,438         138,341         113,426
                                       -------         --------        --------        --------
COST OF REVENUES
  Product                               30,222           26,393          60,262          50,953
  Service                               10,766            9,731          21,564          19,061
                                       -------         --------        --------        --------
                                        40,988           36,124          81,826          70,014
                                       -------         --------        --------        --------
GROSS MARGIN                            28,988           22,314          56,515          43,412
                                       -------         --------        --------        --------
OPERATING EXPENSES
  Marketing and sales                   10,784            8,647          21,521          16,821
  Research and development               3,548            3,047           6,797           5,938
  General and administrative             4,424            3,454           8,670           7,034
  Goodwill                                 198              198             396             396
                                       -------         --------        --------        --------
                                        18,954           15,346          37,384          30,189
                                       -------         --------        --------        --------
OPERATING INCOME                        10,034            6,968          19,131          13,223
                                       -------         --------        --------        --------
Other expense                           (1,318)            (815)         (2,420)         (1,621)
                                       -------         --------        --------        --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                       8,716            6,153          16,711          11,602

Provision for income taxes              (3,164)          (2,215)         (6,066)         (4,123)
                                       -------         --------        --------        --------
NET INCOME                             $ 5,552         $  3,938        $ 10,645        $  7,479
                                       =======         ========        ========        ========
EARNINGS PER SHARE                       $0.29            $0.22           $0.55           $0.42
                                       =======         ========        ========        ========
Number of shares used
  in per share calculations             19,396           18,271          19,214          17,991
                                       =======         ========        ========        ========
Dividends per share                          -            $0.12               -           $0.24
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

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Six Months Ended
                                                           ----------------
                                                     March 30,          March 31,
                                                       1997               1996
                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $10,645           $   7,479

Adjustments to reconcile net income to net cash provided by (used in) operations

Depreciation and amortization                           4,890               4,612
Working Capital                                        (9,507)            (13,461)
                                                      -------            --------
   Cash provided by (used in)
     operating activities                               6,028              (1,370)
                                                      -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                   (3,401)             (1,030)
Other                                                  (1,855)             (2,075)
                                                      -------            --------
   Cash used in investing activities                   (5,256)             (3,105)
                                                      -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Short term borrowing                                     (427)              3,889
Dividends paid                                         (2,137)             (4,145)
Proceeds from issuance of Common Stock, net             5,271               2,773
                                                      -------            --------
   Cash provided by financing activities                2,707               2,517
                                                      -------            --------
Effect of exchange rates on cash                       (1,152)               (425)
                                                      -------            --------
Net increase/(decrease) in cash and cash equivalents    2,327              (2,383)

Cash and cash equivalents, at beginning of
   the period                                           3,081               7,551
                                                      -------            --------
Cash and cash equivalents, at end of the period       $ 5,408            $  5,168
                                                      =======            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and six month periods ended March 30, 1997 are not necessarily indicative of the results that may be expected for any future periods. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

     The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.   Net Income Per Share
     --------------------

     Net income per common and common equivalent shares have been computed using the weighted average number of common shares outstanding after considering the dilutive effect of common stock options and warrants using the treasury stock method.

3.   Depreciation and Amortization
     -----------------------------

     Depreciation and amortization was approximately $2.4 million and $2.1 million for each of the three month periods ended March 30, 1997 and March 31, 1996.

4.   Inventories
     -----------

     Inventories consist of:

                                    March 30,               September 29,
                                      1997                      1996
                                    ---------               -------------

     Purchased parts and
        sub-assemblies               $14,239                    $16,000
     Work in process                   3,879                      5,057
     Finished goods                    9,750                     10,918
                                     -------                    -------
                                     $27,868                    $31,975
                                     =======                    =======

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

5.   Income Taxes
     ------------
     The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the three and six month periods ended March 30, 1997 and March 31, 1996 are based on the estimated effective income tax rates for the fiscal years ending September 28, 1997 and September 29, 1996 of 36.3% and 36.0%, respectively.

6.   Credit and Borrowing Arrangements
     ---------------------------------
     The Company has a $60.0 million revolving credit facility with a bank syndicate (see Note 10). The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 31, 1999. The Company pays interest and commitment fees on its borrowings based on the debt level in relation to profitability. Commitment fees range from 0.25% to 0.425% of borrowings and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.375%. As of March 30, 1997, the Company had $33.2 million available for borrowing under this facility.

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

8.   Acquisitions
     ------------
     On February 19, 1997, the Company acquired Photon Diagnostic Technologies, Inc. (Photon), of Miami, Florida, in exchange for 57,143 shares of the Company's common stock valued at approximately $1.5 million. Photon remanufactures, services and supports Elscint nuclear medicine imaging systems. The acquisition has been accounted for as a pooling of interests. Prior period financial statements will not be restated because Photon is not material to the financial position or results of operations of the Company.

     On November 4, 1996, the Company acquired Geometrics Corporation (Geometrics), of Madison, Wisconsin, a developer of specialized medical software used in the planning of radiation therapy treatments for cancer patients. Geometrics will operate as a product development unit of the Company's Radiation Therapy Planning division. In connection with the acquisition, the Company issued 191,000 shares of its common stock having a fair market value of approximately $3.9 million. The acquisition has been accounted for as a pooling of interests. Prior period financial statements will not be restated because Geometrics is not material to the financial position or results of operations of the Company.

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

9.   Other
     -----
     On March 18, 1997 the Company announced that it had entered into an agreement in principle to acquire Cortet, Inc., of Winter Park, Florida, a developer of integrated computer systems for use in cardiac catheterization laboratories. The transaction is valued at approximately $3.5 million.

     On September 30, 1996, one of the Company's subsidiaries, ADAC Radiology Services (ARS), acquired a one-year option to purchase Medical Transition Strategies, Inc. (MTS) for $0.5 million in cash plus an additional $1.0 million payable over five years. MTS is in the business of forming and managing radiology networks. The exercise price of the option is equal to $50,000 per validated network under management plus a percentage of each such network's net revenue in calendar year 1998. The option price and the option exercise price are, at the option of the Company, payable in cash or common stock. If the option is not exercised by September 30, 1997, the unpaid portion of the $1.0 million becomes immediately due and payable and any loans made by ARS to MTS will be canceled and forgiven. In addition, unless MTS fails to perform certain obligations or there is a material adverse change in MTS's business resulting from MTS's acts or omissions, ARS must, if certain of MTS' network revenue goals are achieved, pay MTS a break-up fee of $0.5 million.

10.  Subsequent Events
     -----------------

     On May 7, 1997 the Company amended the existing revolving credit agreement increasing the facility to $100 million effective May 15, 1997. The terms of the agreement remain unchanged, with the facility offering borrowings in either U.S. dollars or in foreign currencies and expiring July 31, 1999. The Company pays interest and commitment fees on its borrowings based on the debt level in relation to profitability. Commitment fees range from 0.25% to 0.475% of borrowings and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.500%.

11.  Recent Pronouncements
     ---------------------

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

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's quarter ending December 28, 1997.

     At present, the Company's adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and six month periods ended March 30, 1997 are not necessarily indicative of the results that may be expected for any future periods. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

RESULTS OF OPERATIONS

THE THREE AND SIX MONTH PERIODS ENDED MARCH 30, 1997 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1996

REVENUES AND GROSS MARGIN:

The Company's two primary business units are Medical Systems and Healthcare Information Systems (HCIS).

MEDICAL SYSTEMS. The Medical Systems business unit includes Nuclear Medicine, Radiation Therapy Planning (RTP) and, to a lesser extent, Digital Systems Angiography (DSA) products, as well as customer service related to those products.

Summary information related to Medical Systems' product and service revenues and gross margins is as follows ($000):

                                                                                        Change from Fiscal
                               Three Months Ended          Six Months Ended                 1996 to 1997
                             -----------------------   ------------------------        ----------------------
                             March 30,      March 31,    March 30,     March 31,       Three            Six
                               1997           1996         1997          1996          Months          Months
                             ---------      ---------    ---------     ---------       ------          ------
Product:

   Revenues:
     Volume                  $48,759        $39,082       $93,771        $75,894        24.8%           23.6%
     Product mix:
       Nuclear Medicine         91.5%          95.6%         92.8%          95.8%
       RTP                       8.5%           4.0%          7.2%           3.6%
       DSA                       0.0%           0.4%          0.0%           0.6%
     Geographical mix:
       North America            76.6%          73.5%         76.0%          74.2%
       Europe                    8.9%          14.6%         12.4%          15.4%
       Other                    14.5%          12.4%         11.6%          10.4%
   Gross margin                 43.1%          37.5%         42.7%          37.5%

Service:
   Revenues                  $13,080        $11,351       $25,843        $22,316        15.2%           15.8%
   Gross margin                 33.3%          32.8%         32.3%          33.0%

For both the quarter and year-to-date, Medical Systems' product revenues increased primarily due to continued customer acceptance of the Company's nuclear medicine product family, including new product introductions and enhancement options. RTP's product revenues also increased due to the FDA's clearance of Pinnacle3/TM/. Geographically, the increase in Medical Systems' revenues was driven by the North and South American markets. Product gross margins for Medical Systems primarily increased due to reductions in product cost and sales of the Company's new product, Molecular Coincidence Detection
(MCD).

Medical Systems' service revenues increased as a result of an increase in the Company's installed customer base. Year-to-date service gross margins decreased slightly, due to increased investments in the first quarter of fiscal 1997. These investments consisted of field service engineers and other customer support resources necessary to continue providing increased customer satisfaction for the Company's installed customer base.

HEALTHCARE INFORMATION SYSTEMS ("HCIS").  HCIS includes products comprising the hardware, software and related implementations of systems designed to manage information within the laboratory and radiology departments of healthcare organizations, as well as service related to those products.

Summary information related to HCIS' product and service revenues and gross margins is as follows ($000):

                                                                                        Change from Fiscal
                               Three Months Ended          Six Months Ended                 1996 to 1997
                             -----------------------   ------------------------        ----------------------
                             March 30,      March 31,    March 30,     March 31,       Three            Six
                               1997           1996         1997          1996          Months          Months
                             ---------      ---------    ---------     ---------       ------          ------
Product:

   Revenues:
     Volume                   $4,040         $3,867       $10,508         $6,763         4.5%           55.4%
     Product mix:
       Laboratory               36.3%          51.4%         50.5%          42.4%
       Radiology                58.6%          48.6%         47.5%          57.6%
       Other                     5.1%           0.0%          2.0%           0.0%
     Geographical mix:
       North America           100.0%         100.0%        100.0%         100.0%
   Gross margin                 38.4%          49.5%         37.6%          48.3%

Service:
   Revenues                   $3,974         $4,138        $7,972         $8,453        (4.0%)           (5.7%)
   Gross margin                 48.7%          49.3%         48.9%          51.3%

The increase in HCIS' product revenues year-to-date is attributable to the Company's QuadRIS/TM/ radiology and LabStat/TM/ laboratory information systems. HCIS' product revenues grew in both the laboratory and radiology product families, although the product mix shifted more towards laboratory in the first half of fiscal 1997 compared to the first half in the prior fiscal year. In comparing the second quarter of fiscal 1997 to the second quarter of fiscal 1996, however, this trend has been reversed as sales of the Company's QuadRIS /TM/ product have accelerated compared to LabStat/TM/. The decrease in HCIS' product gross margins is attributable to a greater percentage of hardware components shipped in the laboratory product family in the first half of fiscal 1997 compared with primarily software components in the first half of fiscal 1996, due to the delays in the development of the next release of LabStat/TM/ and product costs associated with the increased laboratory product family shipments and installations and the infrastructure required to deliver such service.

HCIS' service revenues and margins decreased for both the quarter and year to date as a result of lower dollar volume in service renewals from HCIS' legacy client base while the new laboratory product client base is at early introductory stages. Additionally, the Company incurred increased costs associated with the infrastructure required to deliver such service.

OPERATING AND OTHER EXPENSES:

As a percentage of total revenue the Company's operating and other expenses are as follows:

                                            Three Months Ended              Six Months Ended
                                          -----------------------         ---------------------
                                          Mar. 30,       Mar. 31,         Mar. 30,     Mar. 31,
                                            1997           1996             1997         1996
                                          --------       --------         --------     ---------
Operating costs and expenses:
   Marketing and sales                     15.4%           14.8%            15.6%        14.8%
   Research and development,
     net of software capitalization         5.1%            5.2%             4.9%         5.2%
   General and administrative               6.3%            5.9%             6.3%         6.2%
   Goodwill amortization                    0.3%             .3%             0.3%          .4%
                                           -----           -----            -----        -----
                                           27.1%           26.2%            27.1%        26.6%
                                           =====           =====            =====        =====
Other expense, net                          1.9%            1.4%             1.8%         1.4%


Marketing and sales expenses as a percentage of revenue increased during the quarter and year-to-date, due to higher travel and compensation costs associated with increasing revenues and orders. As a result of continued investment in new product development and product enhancement, net research and development expenditures increased $0.5 million and $0.9 million for the quarter and year-to-date over the same periods in the prior year, but decreased as a percentage of revenue as a result of the consolidation of the Company's existing radiology business with that of Community Health Computing (CHC). Capitalized software costs for the second quarter of fiscal 1997 were $1.1 million versus $0.9 million in fiscal 1996, bringing the year-to-date amount to $2.2 million compared with $2.0 million for the same period in fiscal 1996. General and administrative expenditures as a percentage of revenue increased due to expansion of the Company's networking and MIS capabilities. Goodwill amortization related to the acquisition of CHC in late fiscal 1995.

Other expense, net, increased due to foreign currency transaction losses which were partially offset by decreased interest expense due to lower borrowings.

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 36.3% in the first half of fiscal 1997 compared with 36.0% in the first half of fiscal 1996.

INFLATION:

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Summary information regarding the Company's cash flows, liquidity, and capital resources is as follows ($000):

                                                     Six Months Ended
                                                   --------------------
                                                   March 30,    March 31,
                                                     1997         1996
                                                   ---------    ---------
Net cash and equivalents generated (used in):
   Operating activities                            $  6,028      ($1,370)
   Investing activities                              (5,256)      (3,105)
   Financing activities                               2,707        2,517
                                                   --------      -------
      Subtotal                                        3,479       (1,958)
   Effect of exchange rates on cash                  (1,152)        (425)
                                                   --------      -------
   Net cash and equivalents generated (used)          2,327       (2,383)
Cash and equivalents at beginning of period           3,081        7,551
                                                   --------      -------
Cash and equivalents at end of period                $5,408       $5,168
                                                   ========      =======
Available bank lines of credit at end of period     $33,201      $17,813


Net cash provided by operations were primarily due to higher net income and lower inventories resulting from higher sales. These changes were partially offset by increases in accounts receivable and decreases in accounts payable. Accounts receivable increased primarily as a result of higher sales volumes in North and South America. The increase was also attributable to the timing of product installations and implementations in the Medical System's business unit and HCIS business unit, respectively. The decrease in accounts payable reflects the timing of payments at quarter end.

Net cash used in investing activities during both periods primarily related to capital expenditures and increases in capitalized software expenditures.

The increase in cash generated by financing activities was primarily due to stock options activity and discontinuance of the quarterly dividend payment, partially offset by paydowns of bank loan balances.

As a result of the above noted operating, financing and investing activities, and the effect of exchange rates on cash, cash and cash equivalents increased by $2.3 million compared with a decrease of $2.4 million in the same period of fiscal 1996.

Borrowings outstanding under the Company's lines of credit at the end of the second quarter of fiscal 1997 were $26.8 million verses $22.2 million in the second quarter of fiscal 1996.

The Company believes that its cash and cash equivalents, cash flow from operations, and, if necessary, remaining lines of credit will be sufficient to fund the Company's operating cash flow requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to business conditions or to pursue new business opportunities. There can be no assurance that such additional sources of capital will be available on terms favorable to the Company, if at all.

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

ADAC's success in Medical Systems and HCIS is dependent upon the successful and timely development, introduction and commercialization of new products and the development of enhancements to existing products. Because the nuclear medicine market is relatively mature, and from time to time in recent years has experienced a decline, the Company must continue to develop innovative new products and product enhancements such as MCD in order to pursue its growth strategy. The success of some products depends on receipt of appropriate regulatory approvals for and the commercial availability of specific radiopharmaceuticals. For example, MCD requires the use of positron emitting isotopes. At this time, the infrastructure for the commercial supply of such isotopes is not well-developed, certain applicable regulatory approvals for such isotopes have not yet been obtained, and reimbursement for the use of such isotopes in connection with MCD is uncertain. There can be no assurance that the Company will be able to commercialize its existing products or any new products or enhancements successfully.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
     Not applicable.

Item 2.  Changes in Securities
         ---------------------
     (d) On February 19, 1997, the Company issued 57,143 shares of common stock to the sole shareholder of Photon as consideration in the merger of Photon into a subsidiary of the Company. See Note 8 of Notes to Condensed Consolidated Financial Statements. The shares were issued to the sole shareholder of Photon in a transaction not involving a public offering, pursuant to section 4(2) of the Securities Act of 1933, as amended.

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


Date:  May 14, 1997
                                        ADAC Laboratories
                                        -----------------
                                         (Registrant)


                                        BY: /s/ P. Andre' Simone
                                            ------------------------
                                            P. Andre' Simone
                                            Vice President and Chief
                                            Financial Officer