Form 10-Q
period 1997-06-29
ADAC LABORATORIES
filed 1997-08-13
CIK 313798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________

                         Commission file number 0-9428

                               ADAC LABORATORIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X   No
                                                   ----

Number of shares of common stock, no par value, outstanding at August 7, 1997, 18,806,418.

(This document contains a total of 19 pages)

                               ADAC LABORATORIES
                          QUARTERLY REPORT ON FORM-Q

                                     INDEX

                                                                             Page
                                                                             ----
Part I.  Financial Information

     Item 1.  Financial Statements
          Condensed Consolidated Statements of Income for the Three-Month
          and Nine-Month Periods Ended June 29, 1997 and June 30, 1996        3

          Condensed Consolidated Balance Sheets at June 29, 1997 and
          September 29, 1996                                                  4

          Condensed Consolidated Statements of Cash Flows for the Nine-Month
          Periods Ended June 29, 1997 and June 30, 1996                       5

          Notes to Condensed Consolidated Financial Statements                6-9

     Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9-15


Part II. Other Information

     Item 5.  Other Information                                               16

     Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

Exhibit Index                                                                 19

    2.1 Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Company, ADAC Acquisition Corp., Cortet, Inc. and the
          Designated Shareholders of Cortet

    2.1   Amended and Restated Articles of Incorporation of the Company

    2.2   Bylaws, as amended

    10.1  Second Amendment to Credit Agreement dated as of May 1, 1997 and First
          Amendment to Credit Agreement dated as of December 27, 1996, each by and among the Company, the Lenders named therein and ABN AMRO BANK
          N.V., as agent for the Lenders

    10.2  Directors' Stock Option Plan (1987), as amended

    10.3  1992 Stock Option Plan, as amended

    10.4  Employee Stock Purchase Plan (1994), as amended

    11.1  Computation of Net Income Per Share

                        PART I - FINANCIAL INFORMATION

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           Three                      Nine
                                       Months Ended              Months Ended
                                       ------------              ------------

                                     June 29,  June 30,     June 29,       June 30,
                                       1997      1996         1997           1996
                                       ----      ----         ----           ----
REVENUES, NET:
 Product                             $53,657    $46,437       $158,183       $129,094
 Service                              17,853     15,997         51,668         46,766
                                     -------    -------       --------       --------
                                      71,510     62,434        209,851        175,860
                                     -------    -------       --------       --------
COST OF REVENUES:
 Product                              30,799     28,459         91,061         79,412
 Service                              11,042      9,841         32,606         28,902
                                     -------    -------       --------       --------
                                      41,841     38,300        123,667        108,314
                                     -------    -------       --------       --------
Gross Profit                          29,669     24,134         86,184         67,546
                                     -------    -------       --------       --------
OPERATING EXPENSES:
 Marketing and sales                  10,313      9,529         31,834         26,350
 Research and development              4,018      3,211         10,815          9,149
 General and administrative            4,514      3,551         13,184         10,585
 Goodwill                                198        198            594            594
 In-process research and
  development and
  acquisition expenses                 5,862                     5,862
                                     -------    -------       --------       --------
                                      24,905     16,489         62,289         46,678
                                     -------    -------       --------       --------
Operating Income                       4,764      7,645         23,895         20,868
                                     -------    -------       --------       --------
Interest and other expense, net:      (1,336)      (843)        (3,756)        (2,464)
                                     -------    -------       --------       --------
Income before provision
 for income taxes                      3,428      6,802         20,139         18,404

Provision for income taxes            (3,322)    (2,449)        (9,388)        (6,572)
                                     -------    -------       --------       --------
Net income                           $   106    $ 4,353       $ 10,751       $ 11,832
                                     =======    =======       ========       ========
Net income per share                 $  0.01    $  0.24       $   0.55       $   0.65
                                     =======    =======       ========       ========
Number of shares used
 in per share calculation             19,775     18,403         19,536         18,128
                                     =======    =======       ========       ========
Dividends per share                        -    $   0.12             -       $   0.36
                                                ========                     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                                June 29,       September 29,
                                                  1997             1996
                                               (Unaudited)
                                               -----------     -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $  6,143   $  3,081
 Accounts receivable                                  95,565     80,654
 Inventories                                          26,029     31,975
 Deferred income taxes                                 7,931      8,095
 Prepaid expenses and other current assets            10,747     11,027
                                                    --------   --------
  TOTAL CURRENT ASSETS                               146,415    134,832

 Service parts                                        16,695     15,482
 Fixed assets                                         10,112      8,393
 Capitalized software                                 13,465     11,656
 Goodwill                                             10,308     10,901
 Other assets                                          4,165      5,364
                                                    --------   --------
 TOTAL ASSETS                                       $201,160   $186,628
                                                    ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks                             $ 23,898   $ 27,226
 Accounts payable                                      9,171     13,923
 Dividends payable                                         -      2,137
 Deferred revenues                                    12,075     13,302
 Customer deposits and advance billings                2,108      2,302
 Accrued compensation                                  8,218      7,825
 Other accrued liabilities                            19,650     13,797
                                                    --------   --------
  TOTAL CURRENT LIABILITIES                           75,120     80,512

Deferred income taxes                                  2,275      2,275
Liabilities and deferred credits                       2,878      4,370
                                                    --------   --------
 TOTAL LIABILITIES                                    80,273     87,157
                                                    --------   --------
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
 Authorized: 5,000 shares;
 Issued and outstanding: none                              -          -
Common stock, no par value:
 Authorized:  50,000 shares;
 Issued and outstanding: 18,796 shares at
  June 29, 1997 and 17,781 shares at
  September 29, 1996                                  122,772    110,661
 Retained earnings (accumulated deficit)                 579    (10,172)
 Translation adjustment                               (2,464)    (1,018)
                                                    --------   --------

 TOTAL SHAREHOLDERS' EQUITY                          120,887     99,471
                                                    --------   --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $201,160   $186,628
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

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                          -----------------

                                                       June 29,       June 30,
                                                        1997            1996
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $10,751   $ 11,832

Adjustments to reconcile net income to net cash provided by operations

  Depreciation and amortization                          7,685      6,799
  Changes in assets and liabilities                    (12,662)   (17,991)
                                                      --------   --------
 Cash provided by
  operating activities                                   5,774        640
                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (4,087)    (1,756)
  Other                                                 (3,825)    (3,069)
                                                      --------   --------
 Cash used in investing
  activities                                            (7,912)    (4,825)
                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings (repayments) under
  short term debt arrangements, net                     (3,328)     4,885
 Dividends paid                                         (2,137)    (6,254)

 Proceeds from issuance of
  common stock, net                                     12,111      3,923
                                                      --------   --------

 Cash provided by financing
  activities                                             6,646      2,554
                                                      --------   --------

Effect of exchange rates on cash                        (1,446)      (759)
                                                      --------   --------
Net increase/(decrease) in cash and cash
  equivalents                                            3,062     (2,390)

Cash and cash equivalents, at beginning of
  the period                                             3,081      7,551
                                                      --------   --------
Cash and cash equivalents, at end of the
  period                                              $  6,143   $  5,161
                                                      ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three- and nine-month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for any future periods. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

     The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.   Net Income Per Share
     --------------------

     Net income per share has been computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of common stock options and warrants using the treasury stock method.

3.   Depreciation and Amortization
     -----------------------------

     Depreciation and amortization was approximately $2.8 million and $2.2 million for each of the three-month periods ended June 29, 1997 and June 30, 1996.

4.   Inventories
     -----------

     Inventories consist of:

                                            June 29,  September 29,
                                              1997        1996
                                              ----        ----
                                               (in thousands)
Purchased parts and
 sub-assemblies                              $11,356   $16,000
Work in process                                4,146     5,057
Finished goods                                10,527    10,918
                                             -------   -------
                                             $26,029   $31,975
                                             =======   =======

5.   Other Accrued Liabilities
     -------------------------

                                              June 29, September 29,
                                                1997      1996
                                                ----      ----
                                                (in thousands)
Accrued customer
 service costs                               $ 4,638   $ 3,663
Other accrued expenses                        15,012    10,134
                                             -------   -------

                                             $19,650   $13,797
                                             =======   =======

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)


6.   Income Taxes
     ------------

     The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the three- and nine-month periods ended June 29, 1997 and June 30, 1996 are based on the estimated effective income tax rates for the fiscal years ending September 28, 1997 and September 29, 1996 of 36.6% and 36.0%, respectively, excluding with respect to fiscal 1997 the effects of the one-time charge for in-process research and development and other acquisition costs and expenses.

7.   Credit and Borrowing Arrangements
     ---------------------------------

     The Company has a $100.0 million secured revolving credit facility with a bank syndicate that expires on July 30, 1999. The credit facility offers borrowings in either U.S. dollars or in foreign currencies. The Company may elect to pay interest based on a floating base rate or LIBOR. The base rate is equal to the greater of (i) the agent's prime rate and (ii) the Federal Funds Rate plus 0.50%. The Company pays interest on LIBOR loans and commitment fees on its total borrowings based on the debt level in relation to the Company's cash flow. Commitment fees range from 0.25% to 0.475% of borrowings and the LIBOR rates are based on LIBOR plus rates ranging from 0.875% to 1.500%. As of June 29, 1997, the Company had $76.1 million available for borrowing under this facility.

8.   Litigation
     ----------

     The Company is a defendant in various legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

9.   Acquisition
     -----------

     On May 22, 1997, the Company acquired Cortet, Inc. (Cortet), of Winter Park, Florida, in exchange for 159,087 shares of the Company's common stock valued at approximately $3.9 million and the assumption of certain closing costs and related expenses. Cortet is a developer of client-server information systems for use in cardiac catheterization laboratories. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recognized a one-time, pre-tax charge to operations of $5.9 million for charges related to the purchase of in-process research and development and certain uncompleted acquisition costs and related expenses.

10.  Other
     -----

     On September 30, 1996, one of the Company's subsidiaries, ADAC Radiology Services, Inc. (ARS), acquired a one-year option to purchase Medical Transition Strategies, Inc. (MTS) for $0.5 million in cash plus an additional $1.0 million payable over five years. MTS is in the business of forming and managing radiology networks.

The exercise price of the option is equal to $50,000 per validated network under management plus a percentage of each such network's net revenue in calendar year


                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)


     1998. The option price and the option exercise price are, at the election of the Company, payable in cash or common stock. If the option is not exercised by September 30, 1997, the unpaid portion of the $1.0 million becomes immediately due and payable and any loans made by ARS to MTS will be canceled and forgiven. In addition, unless MTS fails to perform certain obligations or there is a material adverse change in MTS's business resulting from MTS's acts or omissions, ARS must, if certain of MTS's network revenue goals are achieved, pay MTS a break-up fee of $0.5 million.

11.  Recent Pronouncements
     ---------------------

     During October 1995, the Financial Accounting Standard Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect to adopt the new method of accounting. The Company intends to continue to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will require the Company to provide additional disclosures in the financial statements for the fiscal year ending September 30, 1997.

     During July 1996, the Financial Accounting Standard Board issued Statement No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 will become effective for the Company's quarter ending December 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     At present, the Company's adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three- and nine-month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for any future periods. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

RESULTS OF OPERATIONS

THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 29, 1997 COMPARED TO THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 1996

The Company generated record revenues of $71.5 million for the three-month period ended June 29, 1997, an increase of 15% over the $62.4 million reported for the same period in fiscal 1996. This increase resulted from a 16% increase in product revenue and a 12% increase in service revenue.

Gross profit margin increased to 41.5% in the third quarter of fiscal 1997 from 38.7% in the third quarter of fiscal 1996, with product gross margins improving
3.9 percentage points to 42.6% over that time period.

Excluding the effects of the $5.9 million one-time charge taken by the Company in the third quarter of fiscal 1997 for in-process research and development related to the purchase of Cortet and certain uncompleted acquisition costs and related expenses, the Company achieved net income of $5.8 million in the third quarter of fiscal 1997, a $1.5 million increase over the $4.4 million reported for the same quarter in fiscal 1996, and net income per share of $0.30 for the third quarter of fiscal 1997, representing a 25% increase from the $0.24 reported for the same quarter in fiscal 1996.

Including the one-time charge, net income and net income per share for the third quarter of fiscal 1997 were $0.1 million and $0.01, respectively.

REVENUES AND GROSS MARGIN:

The Company's two primary business units are Medical Systems and Healthcare Information Systems (HCIS).

MEDICAL SYSTEMS. In the Company's Medical Systems business, the Company designs, develops, manufactures and sells nuclear medicine and related products and radiation therapy planning (RTP) products, and provides customer service for those products.

Summary information related to Medical Systems' product and service revenues and gross margins is as follows:

                                                                                 Percentage
                                                                             Change from Fiscal
                              Three Months Ended       Nine Months Ended       1996 to 1997
                              ------------------       -----------------     ------------------
                              June 29,  June 30,      June 29,   June 30,    Three        Nine
                                1997      1996          1997       1996      Months      Months
                              -------   --------      --------   -------     ------      ------
                                             (in thousands)
Product:

  Revenues, net              $50,242     $41,547     $144,013    $117,441    20.93%      22.63%

    Product mix:
      Nuclear Medicine          89.2%       95.1%       91.5%       96.0%
      RTP                       10.8%       4.9%         8.5%        4.0%
    Geographical mix:
      North America             71.3%      75.8%        74.3%       74.7%
      Europe                    15.6%      11.9%        13.5%       14.2%
      Other                     13.1%      12.3%        12.2%       11.1%

  Gross margin                  43.6%      39.2%        43.0%       38.1%

Service:

  Revenues, net              $14,028     $11,784      $39,871     $34,100     19.0%       16.9%

  Gross margin                  36.0%      32.8%         33.6%       33.0%

Medical Systems product revenues for the quarter and nine-month periods ended June 29, 1997 increased more than 20% over the corresponding periods in fiscal 1996 primarily due to increased sales of the Company's nuclear medicine products and product enhancements, as well as the Company's RTP product, Pinnacle3(tm), which received 510(k) clearance from the United States Food and Drug Administration (FDA) in April 1997. Geographically, the increase in Medical Systems product revenues was driven year-to-date by the North and South American markets and for the quarter by Europe. Product gross margins for Medical Systems increased over the corresponding periods in fiscal 1996 due to reductions in product cost and sales of Molecular Coincidence Detection (MCD(tm) and Pinnacle3.

Medical Systems' service revenues increased over the corresponding periods in fiscal 1996 as a result of an increase in the Company's installed customer base as well as increased revenues associated with the Company's multi-vendor service business. Gross margins increased as the revenues increased and costs remained relatively fixed.

HEALTHCARE INFORMATION SYSTEMS. In HCIS, the Company designs, develops, markets and distributes client/server information systems for the healthcare industry, including radiology, laboratory and cardiology information systems. The Company also provides support services for these systems.

Summary information related to HCIS' product and service revenues and gross margins is as follows:

                            Three Months Ended        Nine Months Ended       Change from Fiscal
                                                                                 1996 to 1997
                                                                              ------------------
                            June 29,  June 30,        June 29,  June 30,      Three       Nine
                              1997      1996            1997      1996        Months      Months
                            --------  -------         --------  --------      ------      ------
                                           (in thousands)
Product:

  Revenues, net             $3,390     $4,890         $13,898   $11,653        (30.7)%       19.3%
    Product mix:
       Radiology              77.4%      49.3%           54.8%     54.1%
       Laboratory             18.5%      50.7%           42.7%     45.9%
       Cardiology              4.1%       0.0%            2.5%      0.0%
    Geographical mix:
       North America         100.0%     100.0%          100.0%    100.0%

  Gross margin                27.9%      34.5%           35.2%     42.5%

Service:

  Revenues, net             $3,825     $4,213         $11,797   $12,666         (9.2%)       (6.9%)

  Gross margin                45.9%      54.3%           47.9%     52.3%

HCIS product revenues for the nine-month period ended June 29, 1997 increased 19.3% over the corresponding period in fiscal 1996 as a result of increased sales of the Company's laboratory information system primarily in the early part of fiscal 1997, and of the Company's radiology information system. However, HCIS product revenues for the third quarter of fiscal 1997 decreased 30.7% compared to the same period in fiscal 1996 due to a $1.85 million decline in sales of the Company's laboratory information system. These revenues declined as customers delayed their purchases of the Company's laboratory product in anticipation of the next release which has been delayed for more than six months. Gross margins decreased from the third quarter of fiscal 1996 to the third quarter of fiscal 1997 due to lower revenues being spread over fixed expenses, including laboratory implementation expenses, and higher costs associated with implementations of the Company's radiology information system, and decreased for the nine-month period ended June 29, 1997 compared to the same period in fiscal 1996 primarily as a result of these higher implementation costs.

HCIS service revenues and margins decreased for both the quarter and year-to-date periods from the corresponding periods in fiscal 1996 primarily as a result of lower dollar volume in service renewals from HCIS' legacy client base and increased training, personnel and other support costs.

Operating and Other Expenses:

Summary information showing the Company's operating and other expenses as a percentage of revenue is as follows:

                                                  Three Months Ended     Nine Months Ended
                                                  ------------------     -----------------
                                                  June 29,   June 30,    June 29,  June 30,
                                                    1997      1996         1997      1996
                                                  --------   -------     -------   --------
     Operating costs and expenses:
       Marketing and sales                          14.4%      15.3%      15.2%      15.0%
       Research and development,
        net of software                              5.6%       5.1%       5.2%       5.2%
     capitalization
       General and administrative                    6.3%       5.7%       6.3%       6.0%
       Goodwill amortization                          .3%        .3%        .3%        .3%
       In-process research and
        development and acquisition expenses         8.2%        .0%       2.8%        .0%
                                                 --------    -------    -------   --------
                                                    34.8%      26.4%      29.8%      26.5%
                                                 ========    =======    =======   ========

     Interest and other expense, net                 1.9%       1.4%       1.8%       1.4%

Marketing and sales expenses for the nine-month period ended June 29, 1997 increased slightly as a percentage of revenue over the same period in fiscal 1996, but declined as a percentage of revenue for the third quarter of fiscal 1997 compared to the same quarter in fiscal 1996 primarily as a result of lower compensation costs in the current quarter. As a result of continued investment in the development of new products and product enhancements, net research and development expenditures increased $0.8 million and $1.7 million for the third quarter and nine-month period ended June 29, 1997 over the same periods in fiscal 1996. Capitalized software for the third quarter of fiscal 1997 was $1.2 million versus $0.7 million in the third quarter of fiscal 1996, bringing the year-to-date amount to $3.4 million for fiscal 1997 compared with $2.7 million for the same period in fiscal 1996. General and administrative expenditures as a percentage of revenue increased for the third quarter and the nine-month period ended June 29, 1997 over the corresponding periods in fiscal 1996 due to higher compensation costs, expansion of the Company's networking and MIS capabilities and personnel costs associated with the start-up of the Company's radiology services business.

Total operating and other expenses for the quarter and nine-month period ended June 29, 1997 also included a $5.9 million charge related to the purchase of in-process research and development and certain uncompleted acquisition and related costs and expenses. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Interest and other expense, net, increased due to foreign currency transaction losses which were partially offset by decreased interest expense due to lower borrowings.

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 36.6% for the first nine months of fiscal 1997, excluding the effects of the one-time charge for in-process research and development and other acquisition costs and expenses, compared with 36.0% for the first nine months of fiscal 1996.

INFLATION:

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents for the first nine months of fiscal 1997 increased by $3.1 million compared to a decrease of $2.4 million for the corresponding period in fiscal 1996. This increase was primarily the result of lower inventory and increased stock option activity. The primary uses of cash during the nine-month period ended June 29, 1997 were for (i) an increase in accounts receivable; (ii) a decrease in accounts payable; (iii) capital expenditures;
(iv) a reduction in long-term debt; and (v) the effects of exchange rates.

The increase in accounts receivable reflects higher sales in South America and delays in product installations and implementations due to customer site preparation and other factors. Accounts payable decreased due to a reduction of raw material purchases as a result of factory efficiency programs and a change in the timing of payments, which were partially offset by the increase in expenses related to the volume of business. The increase in capital expenditures consists primarily of capitalized software research and development costs in both the Medical Systems and HCIS business units.

The improved cash flow allowed the Company to pay down bank loans during fiscal 1997, which reduced the outstanding borrowings under the Company's lines of credit to $23.9 million from $27.2 million at June 29, 1997 and June 30, 1996, respectively. The change in the foreign exchange translation adjustment was principally due to increases in the value of the dollar versus the major European currencies.

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

BUSINESS CONSIDERATIONS

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

DEPENDENCE ON DEVELOPMENT AND COMMERCIALIZATION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS

ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the nuclear medicine market is relatively mature, and from time to time in recent years has experienced a decline, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as Molecular Coincidence Detection MCD(tm), and the current updates to the Company's laboratory and radiology information system products in order to pursue its growth strategy. Sales of MCD and the Company's laboratory information systems product declined in the third fiscal quarter of 1997 compared to the second fiscal quarter of 1997, putting additional revenue and margin pressure on the Company's base Medical Systems business. Failure of the Company to market and sell these products effectively in future quarters could have a material adverse effect on the Company's results of operations.

The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. The success of MCD depends on receipt of appropriate regulatory approvals for, and the commercial availability of, fleuro-deoxy-glucose (FDG). At this time, the infrastructure for the commercial supply of FDG is not well developed and certain regulatory approvals or clearances for FDG have not yet been obtained. In addition, although reimbursement has been approved locally by certain private payors and local Medicare offices, widespread reimbursement by Medicare and private payors for the use of FDG in connection with MCD remains uncertain. Continued uncertainty over reimbursement for the use of MCD could have an adverse effect on sales of MCD, which could have a material adverse effect on the Company's results of operations.

HEALTHCARE INFORMATION SYSTEMS

Although HCIS markets and distributes products in three broad product families, radiology, laboratory and cardiology, this business unit has generated a cumulative operating loss over the past three years, including a substantial operating loss in the quarter ended June 29, 1997, and is expected, even assuming revenue increases, to generate modest operating losses in the next several quarters. The Company is continuing to invest in HCIS to complete the development of the current updates to its laboratory and radiology products, which the Company believes are required to maintain its competitiveness, satisfy customer needs and generate positive customer reference sites to support future sales. There can be no assurance that HCIS will not require even further investment to complete this development or that the development can be completed in a timely manner, which could have a material adverse effect on the results of operations of the Company.

COMPETITION

The markets served by the Company are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or marketed by the Company or that could render the Company's products obsolete or noncompetitive. In addition, as the Company enters new markets, such as the laboratory information systems market, there can be no assurance that the Company will be able to penetrate such markets successfully.

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter very uncertain. The timing of revenues can be affected by delays in product introductions and shipments as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, although both the Company's bookings and revenue have increased steadily in recent periods, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling and other factors. To the extent installations become delayed, there can be no assurance that the orders will mature into revenue.

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

GOVERNMENT REGULATION

There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. There can be no assurance that any necessary clearance or approval will be granted the Company or that the United States Food and Drug Administration review will not involve delays adversely affecting the Company. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous substances. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY RIGHTS

The Company's success depends in part on its continued ability to obtain patents, to preserve its trade secrets and to operate without infringing the
proprietary rights of third parties.   There can be no assurance that pending
patent applications will mature into issued patents or that third parties will not make claims of infringement against the Company's products or technologies or will not be issued patents that may require payment of license fees by the Company or prevent the sale of certain products by the Company. See Note 5 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended September 29, 1996 incorporated by reference herein regarding the Company's settlement of certain patent infringement claims in September 1994.

RELIANCE ON SUPPLIERS

Certain components used by the Company to manufacture its products, such as the workstations and sodium iodide crystals used in the Company's nuclear medicine systems, are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for
its healthcare information systems products.   The loss of any of these
suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

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

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------
     Not applicable.

Item 2.  Changes in Securities
         ---------------------
      (c) On May 6, 1997, the Company granted Bain & Company, Inc. (Bain) a warrant to purchase up to 24,000 shares of common stock at an exercise price of $22.625 per share in connection with the rendering by Bain of certain consulting services to the Company. The warrant was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

      On May 22, 1997, the Company issued 159,087 shares of common stock to the shareholders of Cortet in connection with the merger of Cortet with and into a wholly owned subsidiary of the Company with Cortet as the surviving corporation. See Note 9 of Notes to Condensed Consolidated Financial Statements. The shares were issued to the shareholders of Cortet pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 505 of Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
      (a) The Company held its 1997 Annual Meeting of Shareholders on May 15, 1997 (the "Annual Meeting").

      (b) At the Annual Meeting, the following directors were duly elected:
          Stanley D. Czerwinski, R. Andrew Eckert, Graham O. King, David L. Lowe, Edmund H. Shea, Jr. and F. David Rollo.

      (c) At the Annual Meeting, the following votes were cast for each of the items voted upon at the meeting:

          1) Election of Directors:

                                          In Favor    Withheld
                                          --------    --------
                Stanley D. Czerwinski    15,252,747   851,730
                R. Andrew Eckert         15,261,084   843,393
                Graham O. King           15,267,265   837,212
                David L. Lowe            15,264,589   839,888
                F. David Rollo           15,273,066   831,411
                Edmund H. Shea, Jr.      15,265,586   838,891

          2) Proposal to approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares authorized thereunder by 712,000 shares: FOR - 11,929,860; AGAINST - 3,974,959; ABSTAIN - 43,924; and
          BROKER NON-VOTES - 155,734.

          3) Proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the shares authorized thereunder by 85,000 shares: FOR - 13,221,319; AGAINST - 2,684,446; ABSTAIN - 42,978; and
          BROKER NON-VOTES -155,734.

          4) Proposal to approve an amendment to the Company's Directors' Stock Option Plan to increase the number of shares authorized by 56,665 shares: FOR - 11,070,995; AGAINST - 4,726,678; ABSTAIN - 151,070; and
          BROKER NON-VOTES -155,734.

          5) Proposal to approve the amendment and restatement of the Company's Articles of Incorporation to delete therefrom provisions relating to the maximum and minimum number of directors that may serve on the Company's board of directors: FOR - 11,297,829; AGAINT - 160,118; ABSTAIN - 108,606; and BROKER NON-VOTES - 4,537,924.

          6) Proposal to approve amendments to the Company's Bylaws, including an increase in the maximum and minimum number of directors that may serve on the Company's board of directors: FOR - 11,127,345; AGAINST - 386,916; ABSTAIN -52,291; and BROKER NON-VOTES - 4,537,925.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)  Exhibits:

2.1 Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Company, ADAC Acquisition Corp., Cortet, Inc. and the Designated Shareholders of Cortet

3.1        Amended and Restated Articles of Incorporation of the Company

3.2        Bylaws, as amended

10.1 Second Amendment to Credit Agreement dated as of May 1, 1997, and First Amendment to Credit Agreement dated as of December 27, 1996, each by and among the Company, the Lenders named therein and ABN AMRO BANK N.V., as agent for the Lenders

10.2       Directors' Stock Option Plan (1987), as amended

10.3       1992 Stock Option Plan, as amended

10.4       Employee Stock Purchase Plan (1994), as amended

11.1       Computation of Net Income Per Share

 27        Financial Data Schedule

      (b)  Form 8-K Reports:

           None filed during the fiscal quarter described in this Report on Form 10-Q.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1997
                              ADAC Laboratories
                              -----------------
                              (Registrant)


                              BY: /s/ P. Andre' Simone
                                  --------------------
                              P. Andre' Simone
                              Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------
                                                                            Page


 2.1 Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Company, ADAC Acquisition Corp., Cortet, Inc. and the Designated Shareholders of Cortet

 3.1  Amended and Restated Articles of Incorporation of the Company

 3.2  Bylaws, as amended

10.1 Second Amendment to Credit Agreement dated as of May 1, 1997, and First Amendment to Credit Agreement dated as of December 27, 1996, each by and among the Company, the Lenders named therein and ABN AMRO BANK N.V., as agent for the Lenders

10.2  Directors' Stock Option Plan (1987), as amended

10.3  1992 Stock Option Plan, as amended

10.4  Employee Stock Purchase Plan (1994), as amended

11.1  Computation of Net Income Per Share

27    Financial Data Schedule