Form 10-K
period 1997-09-28
ADAC LABORATORIES
filed 1997-12-29
CIK 313798

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 28, 1997

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

                               Yes   X   No
                                   -----    -----
Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. ( X )

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing price of the Common Stock on December 1, 1997, on the NASDAQ National Market System of $21.00 per share was approximately $388,514,448. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 1997, Registrant had outstanding 19,024,666 shares of Common Stock, no par value, which is the only class of shares publicly traded.

                        DOCUMENTS INCORPORATED BY REFERENCE
                       ------------------------------------

Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 1997 fiscal year, are incorporated by reference into Part III hereof.

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















                                     PART I


ITEM 1. BUSINESS

General

        ADAC Laboratories ("ADAC" or "the Company") designs, develops, manufactures, sells and services medical imaging and health care information systems used in hospitals and clinics worldwide.
The Company conducts its business through two principal business units, Medical Systems and Healthcare Information Systems ("HCIS"). The Company's Medical Systems products include nuclear medicine systems used primarily in oncology and cardiology, and radiation therapy planning systems for oncology, as well as refurbished ADAC and third-party nuclear medicine systems. The Company's HCIS products include radiology, cardiology and laboratory information systems.

        In October 1996, the United States Department of Commerce awarded ADAC a Malcolm Baldrige National Quality Award in the large manufacturing category in recognition of its performance management system and its achievements in quality and business performance.
ADAC is the first healthcare manufacturer ever to receive this award.

        ADAC was incorporated in California on October 14, 1970. Its principal offices are located at 540 Alder Drive, Milpitas, California, 95035. Its telephone number at that location is (408) 321-9100.

Medical Systems

        The Medical Systems business unit includes the Company's nuclear medicine and radiation therapy planning ("RTP") businesses, as well as ADAC Medical Technologies ("AMT"), the Company's medical imaging equipment refurbishing business. Medical Systems also includes customer support and field service for Medical Systems products. Medical Systems revenues represented 88%, 87% and 93% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively.

Nuclear Medicine. Nuclear medicine is primarily a diagnostic imaging modality that images the function (physiology) of organs and lesions. In a typical nuclear medicine procedure, the patient is administered a small amount of a radioactive compound that localizes in normal and abnormal tissues according to the functionality of the tissue and the procedure being utilized. The patient is then imaged with a gamma camera and the images are recorded on a computer. These images may be processed further as described below. The physician uses the final images and related clinical information to evaluate the functional and metabolic performance of the portion of patient's body under examination. Nuclear medicine is used primarily for oncology and cardiology procedures, which account for approximately 70% of all nuclear medicine procedures performed. The Company believes the functional imaging capability of nuclear medicine may allow earlier diagnosis of certain diseases than anatomical imaging modalities such as magnetic resonance imaging ("MRI"), computer tomography ("CT"), and ultrasound.

        There are three general methods for acquiring nuclear medicine images: single photon emission computed tomography ("SPECT"), planar and total body. In SPECT imaging, the camera rotates around the patient and three dimensional images are produced. Planar or static images are acquired at a single angle relative to a patient and are similar to a "snapshot" image. In total body imaging, the camera moves along the length of the patient to form a single image of the whole body.

In its nuclear medicine business, the Company designs, develops, manufactures and sells a broad line of nuclear medicine cameras and related computer systems. These systems consist primarily of a gamma camera, a computer workstation and clinical software that permits the physician to process the resulting data. In fiscal 1997, 1996 and 1995, the Company's nuclear medicine product revenues represented approximately 76%, 84% and 90% of the Company's total product revenues, respectively.

The Company offers two different types of gamma cameras, single head cameras with one detector head and dual head cameras with two detector heads. Dual head cameras offer better patient throughput and higher image quality than single head cameras. The detectors on the Company's dual head camera may be fixed at either 90 or 180 degrees. In fiscal 1997, ADAC generated approximately 44% of its total product revenues from the sale of dual head cameras.

All of the Company's gamma cameras are equipped with the Company's EPICTM digital detector. This innovative technology, introduced in 1994, improved the reliability and stability of the nuclear image over that achieved through the use of analog technology. In addition, the Company believes that EPIC's auto-tuning and remote diagnostics capabilities facilitate improved field service efficiency and customer satisfaction.

The Company's nuclear medicine product line currently includes the following single head gamma cameras:

o Single Head GenesysTM -- the Company's first single detector gamma camera that was designed for general purpose nuclear medicine studies: SPECT, total body and planar imaging. The robotics and patient ergonomics provide efficient patient handling and transition from total body to SPECT studies in oncology applications. The compact design allows installation into small rooms.

o ArgusTM -- the Company's second single detector gamma camera that was designed to perform general purpose nuclear medicine studies and give added flexibility for imaging patients when they are seated or in their hospital bed. The detector orientation affords a larger imaging volume for SPECT procedures especially for cancer imaging.

The Company's dual head camera product line currently includes the following:

o Vertex PlusTM Epic - the Company's leading variable angle, dual head camera. The detectors may be positioned in either a 180 degree orientation for whole body or positron imaging with MCD for oncology or a 90 degree orientation for cardiology. This camera is the most efficient and flexible product offered by the Company.

o SolusTM Epic - the Company's fixed 180 degree dual head camera. This camera is based on the Vertex design and was engineered especially for the oncology market.
Due to the fixed angle of the detectors, this camera is less expensive than the Vertex Plus Epic but offers
EPIC image quality and dual head throughput advantages for oncology imaging.

o CardioTM Epic - the Company's fixed 90 degree dual head camera. This camera is also based on the Vertex design and was engineered especially for the cardiology market. Like the Solus, this camera is less expensive than the Vertex Plus Epic but also offers EPIC image quality and dual head throughput advantages for cardiology imaging.

        The Company also manufactures and sells the TranscamTM and Thyrus gamma cameras, which are niche cameras with a small field of view and are produced by the Company's Danish subsidiary, ADAC A/S. These cameras offer planar imaging for specific clinical diagnostic procedures. The Transcam is mobile and allows imaging to be performed in the hospital ward without moving the patient.

Traditionally, gamma cameras have been used only to perform
SPECT, total body, or planar studies. In June 1995, however, ADAC introduced Molecular Coincidence Detection ("MCDTM"), which is a hardware and software upgrade to the Vertex Plus Epic and Solus Epic cameras that enables these SPECT cameras to perform positron imaging. Prior to the introduction of MCD, positron imaging had been available only on expensive, dedicated positron emission tomography ("PET") imaging systems ranging in price between $1 million and $2 million. Positron imaging is a valuable diagnostic tool because of its high resolution and high accuracy in oncology, cardiology and neurology. MCD offers physicians the ability to perform positron imaging with a gamma camera at a fraction of the cost of a dedicated PET system.
The Company received United States Food and Drug Administration ("FDA") 510(k) clearance for MCD in November 1995.

        The Company offers a number of other clinical hardware and software enhancements to its cameras that enable physicians to extract clinical information from nuclear medicine procedures to aid in the diagnosis of disease. The principal clinical enhancements offered by the Company, other than MCD, include the following:

o Vantage ExSPECT TM -- Co-developed with Emory
University, this product is offered as an upgrade to the Company's earlier VantageTM product, and corrects for image distortions created by variations in tissue density, scatter and resolution. Vantage ExSPECT is particularly useful in cardiac studies, and the Company believes it offers important advantages over cardiac ultrasound, the alternate competitive procedure.
The Company received FDA 510(k) clearance for
Vantage ExSPECT in August 1997.

o MCD with Attenuation Correction ("MCD/AC TM") --
This product is designed to correct for attenuation when imaging with MCD and provides substantial improvements in image quality. Similar to Vantage, MCD/AC corrects for image distortions created by variations in tissue density. It is important to note that attenuation is a greater problem in positron imaging because the photons travel twice as far through the body than in traditional nuclear medicine procedures. The
Company received FDA 510(k) clearance for MCD/AC in October 1997. To date, the Company is the only vendor to offer attenuation correction for coincidence imaging with a gamma camera.

o AutoSPECT PlusTM -- This product allows physicians to process automatically through the use of a single button one or more cardiac SPECT, gated
SPECT and Vantage SPECT data sets, and also provides manual processing capability. Automated processing offers the following advantages over manual processing: reproducible results, accurate results, reduced artifacts and processing time and increased efficiency.

o Quantitave Gated SPECT ("QGS TM") -- Jointly developed with Cedars Sinai Medical Center, this software provides essential information for the detection and analysis of cardiac disease and enables physicians to study a number of different snapshots of the heart simultaneously.

o Image Fusion and Review -- This product is used to align and display different images such as MCD, SPECT, PET, CT and MRI in three dimensions as composite images. Image Fusion also permits the operator to manipulate and align the images. This functionality facilitates image interpretation by a physician by combining functional and anatomical data in the same image. The Company received FDA
510(k) clearance for this product in October 1997.

        Radiation Therapy Planning. In its RTP business, the Company designs, develops, markets and supports turnkey radiation therapy planning systems that assist hospital radiation oncology departments and cancer treatment centers in planning patient treatments. The systems combine third-party workstations and printers with the Company's proprietary application software, Pinnacle3TM. In fiscal 1997, 1996 and 1995, revenues from the sale of RTP products represented 6%, 4% and 2%, respectively, of the Company's total product revenues.

        RTP's principal product, Pinnacle3TM, is a treatment planning system that includes two dimensional and three dimensional planning capabilities for external beam, brachytherapy and stereotactic radiosurgery patient treatments. Pinnacle3 `s three-dimensional volumetric image processing and dose computation capabilities enable physicians to plan the precise application of high energy radiation to a specific targeted area for the treatment of cancer and other diseases. The Company believes Pinnacle3 provides improved image processing and dose calculation methods compared to currently
available products.   The Company received 510(k) clearance from the
FDA to market Pinnacle3 in the United States in April 1996. Pinnacle3 has also been introduced into international markets with positive results.

        In November 1996, the Company acquired Geometrics Corporation, the architect of the core technology included in the Company's
Pinnacle3 product. Geometrics operates as the product development unit of RTP.

        RTP experienced significant revenue growth in fiscal 1997 due to the launch of Pinnacle3 in the United States and internationally during that period. Although the Company believes that RTP will continue to experience significant revenue growth in fiscal 1998, management does not expect that the growth rates experienced in fiscal 1997 will be sustained in fiscal 1998.

        ADAC Medical Technologies. In November 1995, ADAC acquired JD Technical Services, Inc., and in February 1997, acquired Photon Diagnostic Technologies, Inc., which were engaged in the multi-vendor nuclear medicine equipment refurbishing and service business. In October 1997, the Company acquired the business of Southern Cats, Inc., one of the largest independent providers of CT and X-ray equipment refurbishment and service. See Note 3 of Notes to Consolidated Financial Statements. The Company operates the multi-vendor service portion of these businesses as part of its Medical Systems service business described below, and operates the multi-vendor refurbishing and product sales business out of its subsidiary, AMT. AMT currently refurbishes and sells nuclear medicine and other imaging equipment manufactured by a number of vendors, including General Electric Company, Siemens Medical Systems, and Elscint Limited. In fiscal 1997 and 1996, the years in which AMT engaged in this business, revenues from the sale of these products represented 7% and 3% of the Company's total product revenues, respectively.

Customer Support and Field Service. The Company maintains a customer support center in California, and field service forces in North America and Europe for its Medical Systems business. The Company's network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. Together with its distributors, the Company services over 7,200 installed systems at over 2,800 sites worldwide, including approximately 600 systems manufactured by vendors other than ADAC. The Company generates service revenue under service contracts with ADAC and non-ADAC customers, by providing service on a time and materials basis to such customers and by offering multi-vendor service under asset management contracts with third parties. Medical Systems service revenues represented 78%, 74% and 87% of the Company's total service revenues in fiscal 1997, 1996 and 1995, respectively.

Healthcare Information Systems

        The Company's Healthcare Information Systems business unit ("HCIS") designs, develops, markets, sells and supports integrated solutions consisting of computer equipment and software applications that offer healthcare providers the necessary tools to process and archive patient and clinical information. HCIS' revenues represented approximately 12%, 13% and 7% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively.

        The Company's principal HCIS products are QuadRIST, a radiology information systems products, LabStatT, a laboratory information systems product, and CorCAATT, a cardiology information system product. The QuadRIS and LabStat products are based on advanced client/server architectures, operating on an OracleTM database server and the Microsoft Windows 95TM operating system, and are designed to work in a distributed computing environment to meet the needs of rapidly changing integrated healthcare delivery systems. In this environment, the products must meet the demands of multiple healthcare facilities that act as a single integrated delivery network.

        The Company acquired the rights to CorCAAT in May 1997 through the acquisition of Cortet, Inc. ("Cortet"), a developer of client-server computer systems for use in cardiac catheterization laboratories. CorCAAT is a cardiac catheterization laboratory information system that delivers comprehensive cath lab information management from a single integrated system. CorCAAT reduces costs by performing functions that previously required equipment and systems from multiple vendors and by eliminating the need for expensive and inflexible interfaces. CorCAAT simplifies the patient monitoring, inventory management, case reporting, image management and outcomes management processes by providing a single point of access to all cath lab data. The product is based on networked computing technology and standard components including Microsoft Windows NTTM, Microsoft SQL ServerTM and IntelTM-based computers. CorCAAT is currently installed at 11 sites in the United States. See "-- Government Regulation."

        The Company also supports a line of other more mature products, including MARS IITM, IMAGES/3000TM, RadCare rtm, MRM, RadStat rtm, and LabCareTM, which are installed in hospitals throughout the United
States and Canada. These hospitals represent a cross-section of major teaching hospitals, large and small community hospitals, children's hospitals, and city and state institutions.

        The HCIS business unit generated a cumulative operating loss over the past three fiscal years of approximately $2.5 million, including a substantial operating loss in fiscal 1997, and may generate operating losses in fiscal 1998. The Company is continuing to invest in HCIS to complete the development of the current updates to its products, which the Company believes are required to maintain its competitiveness, satisfy customer needs and generate positive customer reference sites to support future sales. There can be no assurance that HCIS will not require even further investment to complete this development, or that the development can be completed in a timely manner or that these efforts will generate profits in HCIS, which could have a material adverse effect on the results of operations and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Considerations."

Other

        From time to time, the Company explores other opportunities for expanding its business. For example, in fiscal 1996 ADAC formed a new business unit, ADAC Radiology Services ("ARS"). ARS' business strategy is to work closely with radiologists, referring physicians, hospitals and payors to provide technology and management solutions that enhance the delivery of radiology care. On October 30, 1997, ARS exercised an option to acquire the business of Medical Transition Strategies, Inc. ("MTS"), which was in the business of forming and managing radiology networks. See Note 9 of Notes to Consolidated Financial Statements. To date, the results of ARS have not been material to the Company's overall results of operations. Because
ARS' business strategy is still in the development stage, there can be no assurance that this strategy will be successful.

Marketing and Sales

        ADAC has a direct sales force in the United States.   The
Company also conducts certain sales and/or service activities through its subsidiaries in Brazil, the Netherlands, Germany, France, Italy, Denmark, the United Kingdom and Canada. Sales and service in other countries are generally handled by distributors. See Note 11 of Notes to Consolidated Financial Statements. North America is the largest market for the Company's products and services followed by Europe, Japan, Asia Pacific and Latin America. ADAC is represented in all these geographic areas.

Research and Development

        Developing products, systems and services based on advanced technological concepts is essential to ADAC's ability to compete effectively. The Company currently maintains a product development and engineering staff responsible for product design and engineering. In addition, as part of ADAC's research and development programs, the Company has established the Advanced Clinical Research Program, which provides annual grants to clinical trial sites at major institutions to assist the Company in product development concepts and to measure and establish product efficacy. There can be no assurance that the Company's product development efforts will result in the development or commercialization of successful products or product enhancements. Research and development expenditures, net of software capitalization, totaled $15.7 million, $12.5 million and $10.1 million in fiscal 1997, 1996, and 1995, respectively.

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

        In the nuclear medicine market, the Company competes with approximately eight other suppliers. From fiscal 1996 to fiscal 1997, the U.S. nuclear medicine market grew by approximately 20%. According to data provided by the National Electronics Manufacturers Association, ADAC's share of the U.S. market, based on bookings volume, was approximately 48% for fiscal 1997, which represents approximately a two percentage point decrease in market share from the prior year. During this period, however, the Company maintained its price premium of approximately 15% in the dual head market over its competitors. Given the competitiveness of the nuclear medicine business, there can be no assurance that the Company will be able to maintain its market share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Considerations."

        The Company believes that the key to success in its markets is to provide technologically superior products that deliver cost-effective, high quality clinical diagnosis and that meet or exceed customer quality and service expectations. ADAC's ability to compete successfully depends on its ability to commercialize new products ahead of its competitors. In addition to the rapid development of innovative and cost-effective new products, the Company believes that other competitive factors include patient throughput, system functionality and reliability, image quality, computer processing speed, customer service and support, and worldwide distribution network. The Company's products also must focus on solutions for the managed care environment in order to provide validated and improved clinical outcomes at lower clinical process costs.

The Company believes that key competitive factors in the HealthCare Information Systems business include system architecture, functionality of the application software, post-sales support services, time to market, integration expertise with hospital information systems and price/performance. Although the Company entered the laboratory information systems market in 1995, to date the Company has not generated significant sales in this market. There can be no assurance that the Company will be able to successfully penetrate the laboratory information systems market.

Manufacturing and Suppliers

        The Company's manufacturing process includes mechanical assembly, final system integration and testing. In addition, the Company purchases certain sub-systems, including SunTM workstations, disk drives and sodium iodide crystals, from third party suppliers. Although most materials and purchased components for Medical Systems products are available from more than one source of supply, certain essential components such as the sodium iodide crystals are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its HCIS products such as Hewlett-Packard Company, Oracle Corporation and others. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

        In September 1996, the Medical Systems manufacturing operations in Milpitas, California were certified to the requirements of the international quality system requirements of ISO 9001.



Government Regulation

        ADAC's Medical Systems business, as well as certain portions of its HCIS business, are regulated by the United States Food and Drug Administration. The FDA regulates the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the Federal, Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated by the FDA. The State of California (through its Department of Health Services), where the Company maintains its factory, as well as other states, also regulates the manufacture of medical devices.

        In general, these laws require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Under the FDC Act, each medical device manufacturer must comply with requirements applicable to manufacturing practices, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements and refunds, recalls and other matters. The FDA is authorized to obtain and inspect devices and their labeling and advertising, and to inspect the facilities in which they are manufactured.

        The FDC Act also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Recently, the FDA promulgated new design process regulations that revise the good manufacturing practices applicable
to medical device manufacturers.   Among other things, these new
regulations require that manufacturers establish performance requirements before production, insure that device components are compatible, select adequate packaging materials, and, if appropriate, do risk analyses. The regulations took effect on June 1, 1997, but include a twelve-month transition period during which enforcement action with respect to design control requirements will not be taken.

        The FDA makes unannounced inspections of medical device manufacturers and may issue reports of observations where the manufacturer has failed to comply with applicable regulations and/or procedures. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution.

        In fiscal 1997, the FDA conducted an inspection at Cortet, ADAC's Winter Park, Florida, subsidiary. As a result of that inspection, the FDA issued a Warning Letter to Cortet in August 1997 concerning the adequacy of Cortet's quality assurance system. Cortet responded to the FDA's observations and Warning Letter and, in October 1997, received correspondence from the FDA's Orlando District Office indicating that Cortet's responses appeared to adequately address the FDA's concerns. Failure of the Company to resolve the issues raised by the FDA in the Cortet Warning Letter could have a material adverse effect on Cortet's business and cause fluctuations in the market price for the Company's common stock. To date, the results of operations of Cortet have not been material to the Company's overall results of operation.

        There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities may cause medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.

        The FDA requires that a new medical device or a new indication for use of or other significant change in an existing medical device obtain either 510(k) premarket notification clearance or an approved Pre-Market Approval Application ("PMAA") before orders can be obtained and the product distributed in the United States. The
510(k) clearance process is applicable when the new product being submitted is substantially equivalent to an existing commercially available product. If a product does not meet the eligibility requirements for the 510(k) process, then it must instead be submitted under the PMAA process. The process of obtaining 510(k) clearance may take at least three months from the date of filing of the application and generally requires the submission of supporting data, which can be extensive and extend the process for a considerable period of time. Under the PMAA process, the applicant must generally conduct at least one clinical investigation and submit extensive supporting data and clinical information in the PMAA, which typically takes from one to two years, but sometimes longer for the FDA to review. Generally, the Company has not been required to resort to the PMAA process for approval of its products.

        The sale of medical devices outside the United States is subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance in foreign countries may be longer or shorter than in the United States. In 1995, ADAC implemented a program to enter the Japanese market and has received Japanese Ministry of Health and Welfare (JMHW) approval to market the Vertex Plus Epic, Solus Epic, Cardio Epic and MCD with the Company's PegasysTM computer system. Recently, the Company submitted an application for approval of the newest generation computer system, the Pegasys UltraTM. In addition, ADAC is undertaking to meet the requirements of the European Medical Device Directive which will become effective in most European countries by June 1998. Failure of the Company to comply with these requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Considerations".

        Certain additional requirements of other Federal laws and of state, local and foreign governments exist which may apply to the manufacture and marketing of the Company's products and to products such as radiopharmaceuticals which are used in conjunction with the Company's products.

        With the Company's overall emphasis on total quality management, quality system compliance is expected to continue to improve in fiscal 1998. The Company is anticipating that additional costs, which may be substantial, will be incurred for compliance with the European Medical Device Directive.

        The Company is subject to various environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws.

Patent, Copyrights and Royalties

        The Company relies on a combination of trade secret, copyright, patent and trademark laws and contractual provisions to protect its proprietary rights. The Company has a policy of undertaking an ongoing review of its products with patent counsel to determine to what extent its products may be protectable under the patent or copyright laws. ADAC also has a program in place to develop patent portfolios to protect its intellectual property. At December 1, 1997, the Company held 32 United States patents, including several patents that have been issued covering technology incorporated into MCD, and 59 foreign patents. The Company has a total of 31 patent applications pending at various stages of completion. While the Company believes that it benefits from such patents, competitors may develop competing products by "designing around" patents held by the Company or may claim that the Company's products infringe their proprietary rights.

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

Employees

        As of December 1, 1997, the Company had approximately 880 full-time employees worldwide, including 720 employed in Medical Systems and 160 in HCIS. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Many of the Company's employees are highly skilled and competition in recruiting and retaining such employees is intense.
The Company believes its continued success is dependent in part upon its ability to continue to attract and retain highly qualified personnel.

ITEM 2.   PROPERTIES

       The Company's principal administrative, manufacturing and research operations occupy approximately 150,000 square feet of leased space in buildings located in Milpitas, California, under leases expiring through 1999. The Company's principal healthcare information systems operations occupy approximately 54,000 square feet of leased space in buildings located in Houston, Texas, under leases expiring in 2002. Other smaller facilities are leased in various states and foreign countries. Management believes that the Company's facilities are adequate at least through fiscal 1998 to meet presently anticipated manufacturing and other requirements.

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


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.


       The Company's Common Stock is traded in the NASDAQ National Market System under the NASDAQ symbol "ADAC". There were approximately 2,844 holders of record of the Company's Common Stock on December 1, 1997. The table below provides the quarterly dividends declared and the quarterly high and low closing prices in the NASDAQ National Market System, as reported by NASDAQ, during the last two fiscal years of the Company by fiscal quarter.

                          Fiscal 1997                   Fiscal 1996
                           Per Share                     Per Share
                  ----------------------------  ----------------------------
                    High      Low     Dividend    High      Low     Dividend
                  --------  --------  --------  --------  --------  --------
First Quarter     $ 24 1/8  $ 19 1/8  $  --     $ 12 5/8  $ 11        $0.12
Second Quarter      27 1/2    18 1/4     --       17 5/8    11 5/8     0.12
Third Quarter       27        16         --       22 3/4    15 3/8     0.12
Fourth Quarter      23 5/8    17 3/8     --       25        16         0.12


     In October 1996, the Company's Board of Directors decided to discontinue payment of its quarterly cash dividend in order to reinvest the funds in the Company to further its growth strategy and enhance shareholder value. Accordingly, the Company presently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

ADAC LABORATORIES AND SUBSIDIARIES

(Amounts in thousands, except per share data)
                                                             Fiscal Year
-------------------------------------  ----------------------------------------------------------
                                          1997        1996        1995        1994         1993
-------------------------------------  ----------  ----------  ----------  ----------  ----------
Revenues                                $282,331    $240,785    $184,809    $176,280    $156,946

Cost of revenues                         166,022     147,633     117,320     106,665      89,516

Operating expenses (1)                    81,724      63,833      49,264      51,978      47,668

Other expense                              4,940       3,407       1,222       6,452         242
-------------------------------------  ----------  ----------  ----------  ----------  ----------

Income before income taxes                29,645      25,912      17,003      11,185      19,520

Provision (credit) for income taxes       12,867       9,275       5,930      (6,336)      1,461
-------------------------------------  ----------  ----------  ----------  ----------  ----------

Net income (1)                           $16,778     $16,637     $11,073     $17,521     $18,059
-------------------------------------  ==========  ==========  ==========  ==========  ==========

Net income per share (1)                   $0.86       $0.90       $0.65       $1.06       $1.10

Number of shares used in income
   per share calculations                 19,528      18,507      17,079      16,508      16,458

Dividends declared per share                $ --       $0.48       $0.48       $0.48       $0.48
-------------------------------------  ----------  ----------  ----------  ----------  ----------

 Total assets                           $206,995    $186,628    $159,097    $121,603     $95,081
=====================================  ==========  ==========  ==========  ==========  ==========

(1) Operating expenses, net income and net income per share in fiscal 1997 include the effects of a one-time non-recurring, pre-tax charge of approximately $5.9 million for the write-off of in-process research and development related to the acquisition of Cortet, Inc., and certain uncompleted acquisition costs and related expenses. Excluding this charge, operating expenses, net income and net income per share for fiscal 1997 would have been $75,862, $22,515 and $1.16, respectively.










ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this document.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996 and Fiscal 1995

        Revenues for fiscal 1997 increased 17%, or $41.5 million, over fiscal 1996 revenues of $240.8 million, which were 30% above the $184.8 million of revenues generated in fiscal 1995. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 88%, 87% and 93% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. The Company's Healthcare Information Systems revenues represented approximately 12%, 13% and 7% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. Gross profit for fiscal 1997 of $116.3 million increased 25%, or $23.2 million, over fiscal 1996, which increased 38%, or $25.7 million, over fiscal 1995.


Medical Systems

    Medical Systems includes revenues from the sale of the Company's nuclear medicine, RTP and AMT products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for fiscal 1997 compared to fiscal 1996 and 1995 is as follows:

                                                 Fiscal Year
                                  ------------------------------------------
(Dollar amounts in thousands)        1997           1996           1995
--------------------------------  ------------   ------------   ------------
Revenues:
   Product                           $194,434       $163,032       $129,445
   Service                            $54,953        $46,445        $41,999

Geographical mix:
   North America                           75%            76%            73%
   Europe                                  13%            14%            16%
   Latin America, Japan and Asia           12%            10%            11%

Gross profit margin:
   Product                                 43%            39%            37%
   Service                                 34%            33%            33%

        Medical Systems' product revenues increased 26% from fiscal 1995 to fiscal 1996 and 19% from fiscal 1996 to fiscal 1997 due to continued customer acceptance of the Company's nuclear medicine, RTP and AMT products, including new product introductions and enhancement options. Product revenue growth is principally driven by the sale of higher priced
dual head products and MCD.   In addition, RTP experienced significant
revenue growth in fiscal 1997 due to the launch of Pinnacle3 in the
United States and internationally during that period.   In fiscal 1997
and 1996, Medical Systems' revenues increased in dollar volume in all of the Company's geographical markets. In fiscal 1997, the growth rate was highest in the Latin America market, and in fiscal 1996, the growth rate was highest in North America. Gross profit margins for Medical Systems products increased from fiscal 1996 to fiscal 1997 primarily due to the sale of higher margin products and the elimination of certain license fees payable on the sale of RTP products in connection with the acquisition of Geometrics in November 1996, and increased from fiscal
1995 to fiscal 1996 largely due to reductions in product cost.

        The increase in Medical Systems' service revenues and the improvement in service gross profit margins from fiscal 1995 to fiscal 1997 resulted from an increase in the number of customers under service contracts, economies of scale related to more effective coverage of field service support costs and improved product reliability. Service revenues increased 18% in fiscal 1997 over fiscal 1996 and 11% in fiscal 1996 over fiscal 1995. The higher growth rate in fiscal 1997 primarily resulted from the acceleration of the Company's multi-vendor service business through acquisition.


Healthcare Information Systems (HCIS)

     HCIS generates revenues from the sale of laboratory, radiology and cardiology information systems, which include hardware and software, as well as from the provision of service for these products. All of the Company's HCIS revenues are generated in North America. Summary information related to HCIS' product and service revenues and gross profit margins for fiscal 1997 compared to fiscal 1996 and fiscal 1995 is as follows:

                                                 Fiscal Year
                                  ------------------------------------------
(Dollar amounts in thousands)         1997           1996           1995
--------------------------------  ------------   ------------   ------------
Revenues:
     Product                          $17,113        $14,582         $7,270
     Service                          $15,547        $16,726         $6,095

Gross profit margin:
     Product                               32%            41%            34%
     Service                               47%            51%            50%

        HCIS' product revenues increased 101% from fiscal 1995 to fiscal 1996 and 17% from fiscal 1996 to fiscal 1997. The increase from fiscal 1995 to fiscal 1996 resulted primarily from the acquisition of CHC and the release by the Company of QuadRis, a new product in its radiology information systems product line. Revenues increased in fiscal 1997 largely as a result of the introduction by the Company of CorCAAT, which the Company acquired in a merger with Cortet in May 1997. Laboratory product mix as a percentage of revenues decreased from fiscal 1996 to fiscal 1997, and laboratory product revenues declined over the course of fiscal 1997, due to continued product development delays, which slowed new sales bookings and delayed the implementation of existing contract backlog. Product gross profit margins decreased from fiscal 1996 to fiscal 1997 due to higher levels of hardware in the revenue/cost mix for laboratory and radiology sales, combined with increased laboratory implementation personnel and travel costs and increased amortization expense of capitalized software costs for all product lines. Product gross margins increased from fiscal 1995 to fiscal 1996 primarily as a result of increased product sales and efficiency gains related to the installation of these products.

        HCIS service revenues declined in fiscal 1997 from fiscal 1996 due principally to a deterioration in the Company's laboratory support customer base. Service revenues increased from fiscal 1995 to fiscal
1996 due to the acquisition of CHC and the expansion of the Company's installed base of laboratory and radiology customers. Service margins decreased from fiscal 1996 to fiscal 1997 due to increased third-party hardware maintenance costs associated with the Company's laboratory product, together with an increase in radiology and laboratory client support costs. Service margins increased slightly from fiscal 1995 to fiscal 1996 due to efficiency gains.


Operating and Other Expenses

    As a percentage of Company's revenue, operating and other expense, net, for fiscal 1997, 1996 and 1995 were as follows:

                                                 Fiscal Year
                                  ------------------------------------------
                                     1997           1996           1995
--------------------------------  ------------   ------------   ------------
Operating expenses:
  Marketing and sales                    15.0%          15.1%          16.2%
  Research and development, net
    of software capitalization            5.6%           5.2%           5.5%
  General and administrative              6.0%           5.9%           4.9%
  Goodwill amortization                   0.3%           0.3%           0.1%
  In-process research and
    development and
    acquisition expenses                  2.1%           0.0%           0.0%
                                  ------------   ------------   ------------
                                         29.0%          26.5%          26.7%
                                  ============   ============   ============

Other expense, net                        1.8%           1.4%           0.7%

        Marketing and sales expenses decreased as a percentage of revenue from fiscal 1995 to fiscal 1996 and remained essentially constant as a percentage of revenue from fiscal 1996 to fiscal 1997. The decline from fiscal 1995 to fiscal 1996 period resulted from certain cost reduction efforts implemented by the Company in fiscal 1996.

        Research and development expenditures, net of software capitalization, totaled $15.7 million, $12.5 million and $10.1 million in fiscal 1997, 1996, and 1995, respectively. Research and development expenses, on both a gross and net basis, increased as a percentage of revenue from fiscal 1996 to fiscal 1997. The increase resulted primarily from additional investments made by the Company to accelerate the development of the Company's laboratory product and to maintain and enhance the Company's radiology product. Research and development expenditures, net of software capitalization, increased by $2.4 million from fiscal 1995 to fiscal 1996 as a result of increased expenditures for new product introductions and product enhancements, while research and development expenditures, net, decreased slightly as a percentage of revenue over the same period. Capitalized software costs were $5.5 million $3.5 million and $2.0 million in fiscal 1997, 1996, and 1995, respectively.

        General and administrative expenses remained essentially constant as a percentage of revenue from fiscal 1996 to fiscal 1997. General and administrative expenses increased from fiscal 1995 to fiscal 1996 as a percentage of revenue primarily due to increased labor costs resulting from the acquisitions of J.D. Technical, a refurbisher of nuclear medicine imaging equipment, and CHC.

        Goodwill amortization remained flat as a percentage of revenue from fiscal 1996 to fiscal 1997. Goodwill amortization increased from fiscal 1995 to fiscal 1996 as a result of the amortization of expenses associated with the CHC acquisition in late fiscal 1995.

        In fiscal 1997, the Company recognized a $5.9 million one-time, pre-tax charge for in-process research and development related to the purchase of Cortet and certain uncompleted acquisition costs and related expenses. This charge represents 2% of the Company's total revenue for fiscal 1997.

        Other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, increased slightly as a percentage of revenue from fiscal 1996 to fiscal 1997. Other expense, net, increased from fiscal 1995 to fiscal 1996 due to the Company's increased level of bank borrowings during fiscal 1996.

Income Taxes

        The effective tax rate as a percentage of pretax income was 43% compared to 36% in fiscal 1996. This increase for fiscal 1997 resulted primarily from certain non-tax deductible items relating to the acquisition of Cortet.

        Fiscal 1996's effective tax rate as a percentage of pretax income was 36% compared to 35% in fiscal 1995. This increase resulted from of a prospective reinstatement of the research and development tax credit and full utilization of net operating losses in certain of the Company's European tax jurisdictions.

Segment Information

        Segment and foreign operations information is contained in Note 11 of Notes to Consolidated Financial Statements.

 Inflation

        The Company does not believe that inflation has had a material effect on its results of operations.

Liquidity and Capital Resources

        The Company believes its available cash resources, generated primarily from operations, lease discounting and credit lines will provide adequate funds to finance the Company's operations in fiscal 1998.

        The Company's financial condition strengthened from fiscal 1996 to fiscal 1997. The Company's ratio of current assets to current liabilities improved to 2.3 to one at September 28, 1997 from 1.7 to one at September 29, 1996. Working capital increased $22.2 million to $76.5 million in fiscal 1997 from $54.3 million in fiscal 1996.

        Cash and cash equivalents for fiscal 1997 increased by $2.0 million compared to a decrease of $4.5 million for fiscal 1996. This increase resulted from higher revenues, lower inventory and prepaid inventory, increased stock option exercises and the elimination of the Company's dividend. The primary uses of cash during fiscal 1997 were for (i) an increase in accounts receivable; (ii) a decrease in accounts payable;
(iii) capital expenditures; (iv) an increase in capitalized software costs; and (v) a reduction in long-term debt. The increase in accounts receivable resulted from higher revenues, the lengthening of customer payment terms to meet competitive conditions, and an increase in international business, as well as delays in product installations and implementations due to customer site preparation and other factors. Accounts payable decreased due to a reduction of raw material purchases as a result of factory efficiency programs and a change in the timing of payments, which were partially offset by an increase in expenses related to the volume of business.

        Cash used for investing activities in fiscal 1997 of $11.8 million consisted of capital expenditures for office, manufacturing and research and development equipment and capitalized software research and development costs in both the Medical Systems and HCIS business units.


        Financing activities provided $1.6 million in cash in fiscal 1997. This was primarily attributable to common stock issued to employees under the Company's employee stock option and stock purchase plans and the discontinuance of the dividend payment. These items were partially offset by a reduction in bank loans during fiscal 1997, which reduced the outstanding borrowings under the Company's lines of credit to $22.2 million at September 28, 1997 from $27.2 million September 29, 1996, See
Note 4 of Notes to Consolidated Financial Statements.

        The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to changing business conditions or to pursue new business opportunities. There can be no assurance that such additional sources of capital will be available on terms favorable to the Company, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        Information regarding the issuance of recent accounting pronouncements and their expected effect on the Company's financial position and results of operations is contained in Note 13 of Notes to Consolidated Financial Statements.

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

Healthcare Information Systems

        The HCIS business unit has generated a cumulative operating loss over the past three years, including a substantial operating loss in fiscal 1997, and may generate operating losses in fiscal 1998. The Company is continuing to invest in HCIS to complete the development of the current updates to its products, which the Company believes are required to maintain its competitiveness, satisfy customer needs and generate positive customer reference sites to support future sales. There can be no assurance that HCIS will not require even further investment to complete this development or that the development can be completed in a timely manner or that these efforts will generate profits in HCIS, which could have a material adverse effect on the results of operations and financial condition of the Company.

Competition

        The markets served by the Company are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of the Company's competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or marketed by the Company or that could render the Company's products obsolete or noncompetitive. In fiscal 1997 the introduction by certain of the Company's competitors of new products resulted in a decrease in the Company's market share for that
year.   In the future, these products may continue to have an adverse effect on the Company's market share.

Dependence on Development and Commercialization of New Products and Product Enhancements

        ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the nuclear medicine market is relatively mature, and from time to time in recent years has experienced a decline, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as MCD, and the current updates to the Company's products in order to pursue its growth strategy. Failure of the Company to market and sell its products effectively in future periods could have a material adverse effect on the Company's results of operations.

        The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. The success of MCD depends on a number of factors, including the commercial availability of, fleuro-deoxy-glucose ("FDG"). At this time, the infrastructure for the commercial supply of FDG is not well developed. In addition, although reimbursement has been approved locally by certain private payors and local Medicare offices, widespread reimbursement by Medicare and private payors for the use of FDG in connection with MCD remains uncertain. Continued uncertainty over reimbursement for the use of MCD could have an adverse effect on sales of MCD, which could have a material adverse effect on the Company's results of operations.

Government Regulation

        There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. There can be no assurance that any necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. In addition, a failure to comply with FDA requirements relating to medical device testing, manufacture, packaging, labeling, distribution, promotion, record keeping, and reporting of adverse events could result in enforcement actions including Warning Letters, such as the one issued to Cortet in August 1997, as well as civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution. Failure of the Company to address adequately the concerns raised by the FDA in the Cortet Warning Letter could have a material adverse effect on Cortet's business and cause fluctuations in the market price for the Company's common stock. The Company is also subject to FTC restrictions on advertising and numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous substances. Changes in existing requirements, adoption of new requirements or failure to comply with applicable requirements could have a material adverse effect on the Company.


Future Operating Results

The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter very uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installations, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, although both the Company's bookings and revenue have increased in recent periods, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, and other factors. Accordingly, there can be no assurance that the orders will mature into revenue.

Risks Related to Acquisitions

        In the past fiscal year, the Company has acquired a number of small businesses, and anticipates that it may continue to acquire businesses whose products and services complement the Company's business. Acquisitions involve numerous risks, including, among other things, difficulties in successfully integrating the businesses (including products and services, as well as sales and marketing efforts), failure to retain existing customers of or attract new customers to the acquired business operations, failure to retain key technical and management personnel, coordinating geographically separated organizations, and diversion of ADAC management attention. These risks, as well as liabilities of any acquired business (whether known or unknown at the time of acquisition), could have a material adverse effect on the results of operations and financial condition of the Company, including adverse short-term effects on its reported operating results. The Company seeks to mitigate these risks by taking reserves when appropriate in connection with these acquisitions. In addition, the Company has in the past and may in the future issue stock as consideration for acquisitions. Future sales of shares of the Company's stock issued in such acquisitions could adversely affect or cause fluctuations in the market price of the Company's Common Stock.

Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems, for Year 2000 compliance. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

        In addition, the Company is currently seeking to ensure that the software included in its nuclear medicine, healthcare information and other systems is Year 2000 compliant. Failure (or perceived failure) of such products to be Year 2000 compliant could significantly adversely affect sales of such products, which could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many potential customers may choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industries in which the Company competes. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

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

Reliance on Suppliers

        Certain components used by the Company to manufacture its products such as the sodium iodide crystals used in the Company's nuclear medicine systems are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its healthcare information systems products.
The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   ADAC LABORATORIES AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
              (amounts in thousands, except per share data)

                                            Fiscal Year Ended
--------------------------------  ------------------------------------------
                                  September 28,  September 29,   October 1,
                                      1997           1996           1995
--------------------------------  ------------   ------------   ------------
REVENUES, NET:
  Product                            $211,831       $177,613       $136,715
  Service                              70,500         63,172         48,094
--------------------------------  ------------   ------------   ------------
                                      282,331        240,785        184,809
                                  ------------   ------------   ------------

COST OF REVENUES:
  Product                             121,766        108,091         85,914
  Service                              44,256         39,542         31,406
                                  ------------   ------------   ------------
                                      166,022        147,633        117,320
                                  ------------   ------------   ------------
Gross profit                          116,309         93,152         67,489
--------------------------------  ------------   ------------   ------------

OPERATING EXPENSES:
  Marketing and sales                  42,445         36,275         29,928
  Research and development             15,693         12,516         10,081
  General and administrative           16,932         14,250          9,081
  Goodwill amortization                   792            792            174
  In-process research and
    development and
    acquisition expenses                5,862            --             --
                                  ------------   ------------   ------------
                                       81,724         63,833         49,264
--------------------------------  ------------   ------------   ------------
Operating income                       34,585         29,319         18,225

OTHER EXPENSE:
  Interest and other, net               4,940          3,407          1,222
--------------------------------  ------------   ------------   ------------
                                        4,940          3,407          1,222
                                  ------------   ------------   ------------
Income before provision for
   income taxes                        29,645         25,912         17,003
Provision (credit) for
   income taxes                        12,867          9,275          5,930
--------------------------------  ------------   ------------   ------------
Net income                            $16,778        $16,637        $11,073
--------------------------------  ============   ============   ============

Net income per share                    $0.86          $0.90          $0.65
                                  ============   ============   ============

Number of shares used in per
   share calculations                  19,528         18,507         17,079
--------------------------------  ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             ADAC LABORATORIES AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (amounts in thousands)

                                                    September 28,  September 29,
                                                        1997           1996
--------------------------------------------------  ------------   ------------
                     ASSETS
Current assets:
Cash and cash equivalents                                $5,088         $3,081
Accounts receivable, net of allowance for
  returns and doubtful accounts of $2,386
  in 1997 and $2,146 in 1996                             99,495         80,654
Inventories                                              27,534         31,975
Prepaid expenses and other current assets                10,155         11,027
--------------------------------------------------  ------------   ------------

 Total current assets                                   142,272        126,737
--------------------------------------------------  ------------   ------------

Service parts, net                                       17,278         15,482
Fixed assets, net                                        11,555          8,393
Capitalized software, net                                14,007         11,656
Goodwill, net                                            10,110         10,901
Deferred income taxes                                     8,249          8,095
Other assets, net                                         3,524          5,364
--------------------------------------------------  ------------   ------------

 Total Assets                                          $206,995       $186,628
--------------------------------------------------  ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks                                  $22,217        $27,226
Accounts payable                                         10,543         13,923
Dividends payable                                            --          2,137
Deferred revenues                                        11,561         13,302
Customer deposits and advance billings                    2,841          2,302
Accrued compensation                                      7,522          7,825
Other accrued liabilities                                11,115         13,797
--------------------------------------------------  ------------   ------------

 Total current liabilities                               65,799         80,512
--------------------------------------------------  ------------   ------------

Non-current deferred income taxes                        11,103          2,275
Non-current liabilities and deferred credits              3,596          4,370
--------------------------------------------------  ------------   ------------

 Total Liabilities                                       80,498         87,157
--------------------------------------------------  ------------   ------------

Commitments and contingencies (Note 5)
--------------------------------------------------

SHAREHOLDERS' EQUITY
--------------------------------------------------
Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none in 1997 and 1996
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 18,812 shares as
  of September 28, 1997 and 17,781 shares
  as of September 29, 1996, respectively                123,269        110,661
Retained earnings (accumulated deficit)                   5,593        (10,172)
Translation adjustment                                   (2,365)        (1,018)
--------------------------------------------------  ------------   ------------
 Shareholders' Equity                                   126,497         99,471
--------------------------------------------------  ------------   ------------
 Total Liabilities and Shareholders' Equity            $206,995       $186,628
--------------------------------------------------  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        ADAC LABORATORIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in thousands)

                                                  Fiscal Year Ended
--------------------------------------- -----------------------------------------
                                        September 28,  September 29,  October 1,
                                            1997           1996          1995
--------------------------------------- -------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $16,778        $16,637      $11,073
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization           10,191          9,035        6,377
      Provision for product returns
        and doubtful accounts                  3,558          1,482        1,502
      Deferred income taxes                    8,413          4,912        4,145
      Inventory allowance                      1,008          1,099       (1,805)
      In-process research and
        development and
        acquisition expenses                   5,862           --             --
      Changes in operating assets
        and liabilities:
        Accounts receivable                  (22,589)       (27,089)      (8,966)
        Inventories                            3,452         (4,857)      (3,471)
        Prepaid expenses and other
          current assets                         882         (5,512)      (2,763)
        Service parts                         (3,816)        (3,712)      (1,971)
        Accounts and dividends payable        (3,419)           886       (3,109)
        Deferred revenues                     (1,895)          (204)       7,059
        Customer deposits and advance
          billings                               539         (1,899)      (3,135)
        Accrued compensation                    (383)         1,490          508
        Other accrued liabilities             (2,928)           (15)      (1,114)
        Non-current liabilities and
          deferred credits                    (2,068)           116          875
--------------------------------------- -------------  -------------  -----------

Net cash provided by (used in)
   operating activities                       13,585         (7,631)       5,205
--------------------------------------- -------------  -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (6,166)        (2,789)      (2,588)
   Proceeds from sale and leaseback
     of fixed assets                            --             --          1,553
   Increase in other assets                   (5,860)        (2,467)      (2,997)
   Acquisition of CHC, net of
     cash acquired                              --             --        (16,152)
    Cash received upon acquisition
     of Cortet                                   229
--------------------------------------- -------------  -------------  -----------

Net cash used in investing activities        (11,797)        (5,256)     (20,184)
--------------------------------------- -------------  -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under
     short-term debt arrangements, net        (5,009)         8,928       18,298
   Proceeds from issuance and
     repurchase of common stock, net           8,712          9,589        3,986
   Dividends paid                             (2,137)        (8,400)      (7,885)
--------------------------------------- -------------  -------------  -----------

Net cash provided by
   financing activities                        1,566         10,117       14,399
--------------------------------------- -------------  -------------  -----------
Effect of exchange rates on cash              (1,347)        (1,700)         928
--------------------------------------- -------------  -------------  -----------

Net change in cash and cash equivalents        2,007         (4,470)         348

Cash and cash equivalents, at
   beginning of the year                       3,081          7,551        7,203
--------------------------------------- -------------  -------------  -----------

Cash and cash equivalents, at end of
   the year                                   $5,088         $3,081       $7,551
--------------------------------------- =============  =============  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                             $3,835         $3,325       $1,609
    Income taxes paid                          4,185            442          289
    Noncash investing activities:
      Issuance of common stock pursuant to the acquisitions of Geometrics,
       Photon and Cortet (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

                         ADAC LABORATORIES AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (amounts in thousands, except per share data)

                                                                Retained
                                            Common Stock        Earnings                      Total
--------------------------------------- --------------------  (Accumulated   Translation   Shareholders'
                                         Shares     Amount      Deficit)     Adjustment       Equity
--------------------------------------- ---------  ---------  ------------  -------------  ------------
Balances, October 2, 1994                 16,047    $97,086      ($22,174)         ($246)      $74,666
Employee stock purchases and
  exercises of employee stock options        937      4,733            --             --         4,733
Shares sold under dividend
  reinvestment plan                           17        181            --             --           181
Shares withheld in payment of stock
  options exercised                          (82)    (1,087)           --             --        (1,087)
Income tax benefit resulting from
  exercises of stock options                 --         159            --             --           159
Translation adjustment                       --         --             --            928           928
Dividends declared ($0.48 per share)         --         --         (7,885)            --        (7,885)
Net income                                   --         --         11,073             --        11,073
--------------------------------------- ---------  ---------  ------------  -------------  ------------
Balances, October 1, 1995                 16,919    101,072       (18,986)           682        82,768
Employee stock purchases and
  exercises of employee stock options        657      5,263            --             --         5,263
Shares sold under dividend
  reinvestment plan                           69        971            --             --           971
Shares withheld in payment of stock
  options exercised                           (2)       (45)           --             --           (45)
Income tax benefit resulting from
  exercises of stock options                 --       3,400            --             --         3,400
Pooling of interest with JD Technical        138        --            577                          577
Translation adjustment                       --         --             --         (1,700)       (1,700)
Dividends declared ($0.48 per share)         --         --         (8,400)            --        (8,400)
Net income                                   --         --         16,637             --        16,637
--------------------------------------- ---------  ---------  ------------  -------------  ------------
Balances, September 29, 1996              17,781    110,661       (10,172)        (1,018)       99,471
Employee stock purchases and
  exercises of employee stock options        623      6,063            --             --         6,063
Shares sold under dividend
  reinvestment plan                           38        776            --             --           776
Shares withheld in payment of stock
  options exercised                          (37)      (794)           --             --          (794)
Income tax benefit resulting from
  exercises of stock options                 --       2,666            --             --         2,666
Pooling of interest with Geometrics
  and Photon                                 248        --         (1,013)            --        (1,013)
Acquisition of Cortet                        159      3,897            --             --         3,897
Translation adjustment                       --         --             --         (1,347)       (1,347)
Net income                                   --         --         16,778             --        16,778
--------------------------------------- ---------  ---------  ------------  -------------  ------------
Balances, September 28, 1997              18,812   $123,269        $5,593        ($2,365)     $126,497
--------------------------------------- =========  =========  ============  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

ADAC LABORATORIES AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1997, 1996 and 1995 all included 52 weeks.

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

Gains and losses from foreign currency transactions are included as a component of other expense, net, in the consolidated statements of income, and amounted to losses of $0.6 million, $0.1 million, and $0.2 million in fiscal 1997, 1996, and 1995, respectively.

Revenue Recognition

Revenues related to the Company's Medical Systems business unit product sales are recognized upon shipment to the customer or to the location requested by the customer, at which time title and risk of ownership pass. Estimated provisions for product sale returns, installation and warranty are accrued upon revenue recognition. Revenues related to Medical Systems service are recognized ratably over the relevant contractual period or as the service is performed. Medical Systems revenue billed but unearned is included on the consolidated balance sheets as deferred revenue.

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

Reliance on Certain Suppliers

Certain components and services used by the Company to manufacture and develop its products are presently available from only one, or a limited number of, suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development to incorporate the products or services from new suppliers or vendors into the Company's products. Although the Company has obtained business interruption insurance to protect against such losses, there is no assurance that such coverage would be adequate.


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

Software costs capitalized during fiscal years 1997, 1996, and 1995 amounted to approximately $5.5 million, $3.4 million, and $2.0 million, respectively. Additionally, $5.8 million of capitalized software was acquired through the acquisition of Community Health Computing Corporation during fiscal 1995. Amortization of capitalized software costs during the fiscal years 1997, 1996 and 1995 amounting to approximately $3.2 million, $2.1 million and $1.2 million, respectively, have been charged to cost of product revenues.

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

Reclassifications

Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These classifications did not change previously reported total assets, liabilities, shareholders' equity or net income.


Note 2  Balance  Sheet  Detail:

($000)                                               1997         1996
------------------------------------------------  ----------   ----------
Inventories consist of:
 Purchased parts and sub-assemblies                 $14,327      $16,000
 Work in process                                      3,175        5,057
 Finished goods                                      10,032       10,918
                                                  ----------   ----------
                                                    $27,534      $31,975
                                                  ==========   ==========


($000)                                               1997         1996
------------------------------------------------  ----------   ----------
Service parts consist of:
 Field service parts, at cost                       $24,653      $22,183
 Less accumulated depreciation                       (7,375)      (6,701)
                                                  ----------   ----------
                                                    $17,278      $15,482
                                                  ==========   ==========


($000)                                               1997         1996
------------------------------------------------  ----------   ----------
Fixed assets, at cost, consist of:
 Production and test equipment                       $9,144       $7,227
 Field service equipment                              2,443        2,374
 Office and demonstration equipment                  16,932       12,782
 Leasehold improvements                               1,181        1,112
                                                  ----------   ----------
                                                     29,700       23,495
 Less accumulated depreciation and
   amortization                                     (18,145)     (15,102)
                                                  ----------   ----------
                                                    $11,555       $8,393
                                                  ==========   ==========


($000)                                               1997         1996
------------------------------------------------  ----------   ----------
Other accrued liabilities consist of:
 Accrued customer service costs                      $4,495       $3,663
 Other accrued expenses                               6,620       10,134
                                                  ----------   ----------
                                                    $11,115      $13,797
                                                  ==========   ==========


($000)                                               1997         1996
------------------------------------------------  ----------   ----------
Non-current liabilities and
 deferred credits consist of:
 Deferred contract revenue                           $1,185       $2,185
 Deferred gain on sale of fixed assets                  688        1,329
 Other non-current liabilities                        1,723          856
                                                  ----------   ----------
                                                     $3,596       $4,370
                                                  ==========   ==========

Note 3  Acquisitions

On May 22, 1997, the Company acquired Cortet, Inc. (Cortet), of Winter Park, Florida, in exchange for 159,087 shares of the Company's common stock valued at approximately $3.9 million and the assumption of certain closing costs and related expenses. Cortet is a developer of client-server information systems for use in cardiac catheterization laboratories. The acquisition was accounted for using the purchase method of accounting and the results of Cortet have been included in the Company's consolidated financial statements subsequent to May 22, 1997. In connection with the acquisition, the Company recognized a one-time, pre-tax charge to operations of $5.9 million for charges related to the purchase of in-process research and development and certain uncompleted acquisition costs and related expenses.

On February 19, 1997, the Company acquired Photon Diagnostic Technologies, Inc. (Photon), of Miami, Florida, in exchange for 57,143 shares of the Company's common stock valued at approximately $1.5 million. Photon refurbishes, services and supports Elscint nuclear medicine imaging systems. The acquisition has been accounted for as a pooling of interests. Prior period financial statements have not been restated because Photon is not material to the financial position or results of operations of the Company.

On November 4, 1996, the Company acquired Geometrics Corporation (Geometrics), of Madison, Wisconsin, a developer of specialized medical software used in the planning of radiation therapy treatments for cancer patients, in exchange for 190,561 shares of the Company's common stock valued at approximately $3.9 million. The acquisition has been accounted for as a pooling of interests. Prior period financial statements have not been restated because Geometrics is not material to the financial position or results of operations of the Company.

On November 9, 1995, the Company acquired JD Technical Services, Inc., of Washington, Missouri, a leader in nuclear medicine imaging systems refurbishing, as well as a nationwide provider of multivendor service and support, in exchange for 138,301 shares of the Company's common stock valued at $1.7 million. The transaction was accounted for as a pooling of interests. Prior period financial statements were not restated, as the operations of JD Technical were not material to the financial position or the results of operations of the Company at the time of acquisition.

On July 12, 1995, the Company completed its acquisition of Community Health Computing Corp. (CHC) of Houston, Texas for approximately $18.4 million, which included $1.9 million of expenses associated with the acquisition. Through the acquisition, the Company acquired all the rights to CHC's product portfolios for the laboratory information systems and radiology information systems markets, and obtained CHC's installed customer base. The acquisition was accounted for as a purchase, and the results of operations of CHC have been included in the Company's consolidated financial statements subsequent to July 12, 1995. The fair value of assets acquired, including goodwill, was $27.6 million and liabilities assumed totaled $23.6 million. Goodwill of $11.9 million is being amortized over 15 years on a straight-line basis.

Note 4 Credit and Borrowing Arrangements

The Company has a $100 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 30, 1999. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. Borrowings are
generally repaid within 90 days.   At September 28, 1997, the Company had
$77.8 million available for borrowing under this facility.

Borrowings are collateralized by the Company's assets, and the Company is required to comply with certain financial and other covenants, including restrictions on its ability to acquire or merge with other companies and to incur additional debt.

Additional information with respect to such revolving lines of credit is as follows:

($000)                                               1997         1996
------------------------------------------------  ----------   ----------

Maximum borrowings during the year                  $55,650      $49,700

Average borrowings during the year                  $39,645       33,177

Weighted average interest rates during the year        6.62%        6.79%
------------------------------------------------


Note 5 Commitments and Contingencies

Operating Leases

The Company leases its office and manufacturing facilities under operating leases which expire at various dates through 2002. The Company is responsible for maintenance, taxes and insurance on all facilities.

During fiscal 1995, the Company sold and leased back fixed assets with a net book value of $0.6 million for total proceeds of $0.8 million. The gain on the transaction will be recognized over the five year term of the operating lease.

As of September 28, 1997, future annual minimum lease payments for all non cancelable operating leases are as follows:

Fiscal Year ($000)                                 Building    Equipment
------------------------------------------------  ----------   ----------
1998                                                 $3,001       $2,035
1999                                                  1,611        3,053
2000                                                  1,006          240
2001                                                    955            6
2002                                                    795            5
Thereafter                                               66           --
                                                  ----------   ----------
Total minimum lease payments                         $7,434       $5,339
                                                  ==========   ==========

Rent expense totaled $5.9 million, $4.9 million, and $4.3 million for fiscal years 1997, 1996 and 1995, respectively.


Capital  Leases

During fiscal 1997, the Company entered into three capital leases all with
terms of three years.   In 1995, the Company entered into three capital
leases both with terms of five years. Under these agreements, certain leased fixed assets are pledged as collateral.

As of September 28, 1997, future annual minimum lease payments under these capital leases are as follows:
                                                   Capital
Fiscal Year ($000)                                  Leases
------------------------------------------------  ----------
1998                                                   $248
1999                                                    248
2000                                                     82
2001                                                     --
Thereafter                                               --
                                                  ----------
Total minimum lease payments                            578
Amount representing interest                            (65)
                                                  ----------
Present value of net minimum lease payments             513
Less current portion                                   (205)
                                                  ----------
                                                       $308
                                                  ==========

Payments under these capital lease obligations totaled $0.2 million, $0.2 million and $0.1 million in fiscal 1997, 1996 and 1995, respectively.

As of September 28, 1997, the Company had $0.9 million of equipment under capital leases with accumulated amortization of $0.4 million.

Litigation

The Company is a defendant in various legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Other

Under third party lease program agreements, the Company is contingently liable for losses in the event of default by lessees, up to a specified percentage (ranging from 2% to 100%) of the equipment lease, depending on the agreement, and up to 100% for the related service contracts. At September 28, 1997 the contingent liability was $2.9 million.

In conjunction with its third party financing and lease programs, the Company sells certain receivables with recourse. The amount of recourse on outstanding receivables ranges from 10% to 100% of the receivable. Receivables are currently being sold by the Company with recourse ranging from 0 to 10%. Proceeds from receivables sold totaled 29.8 million and
21.5 million in fiscal 1997 and 1996, respectively. As of September 28, 1997 the contingent liability was $12.3 million.

Note 6 Capital Stock

Preferred Stock

The Board of Directors is authorized to determine the rights and preferences of the preferred stock, issuable in series. The Board of Directors may increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of such series then outstanding.

Common  Stock

In fiscal 1997 and 1995 the Board of Directors approved the issuance of warrants to purchase up to 24,000 and 60,000 shares of common stock, respectively, to a consulting firm as partial compensation for services rendered and to be rendered. The exercise price for these warrants are $22.00 and $11.88, respectively. The warrants were issued proportionately as services were performed. At September 28, 1997, all of these warrants were outstanding.

As of September 28, 1997, the Company has reserved a total of 3,706,000 shares of common stock for issuance under employee stock option plans and 89,855 under the employee stock purchase plan discussed in Note 7.

Note 7 Stock Plans

Stock Option Plans

The Company currently has one stock option plan for employees and consultants under which options may be granted, the 1992 Stock Option Plan, as amended.

The 1992 Option Plan allows for non-qualified as well as incentive options to be granted to employees, officers, consultants and others. Incentive stock options must be granted at exercise prices of not less than fair market value and expire within 10 years from the date of grant. Under the plan, non-qualified stock options can have exercise prices of not less than 85% of fair market value and also expire within 10 years of grant date.

In addition, the Company has a directors' stock option plan under which options are granted to non-employee directors. Options under this plan are granted for a period of 5 years from the date of grant at an option exercise price equal to 100% of fair market value.

A summary of the activity under these plans is as follows:

                                         1997                1996                1995
                                  ------------------- ------------------- --------------------
                                            Weighted            Weighted             Weighted
                                             Average             Average             Average
                                            Exercise            Exercise             Exercise
(Shares in thousands)              Options    Price    Options    Price    Options    Price
--------------------------------- --------- --------- --------- --------- --------- ----------
Outstanding, beginning of year       2,826    $11.09     2,516     $8.30     2,557      $7.05
    Granted                            966     17.12     1,160     15.24     1,073       8.47
    Exercised                         (564)     9.23      (549)     7.91      (879)      5.03
    Cancelled                         (160)    14.59      (301)     9.15      (235)      7.85
                                  ---------           ---------           ---------
Outstanding, end of year             3,068     13.09     2,826     11.09     2,516       8.30
                                  =========           =========           =========
Options exercisable
   at end of year                    1,064     10.62       631      9.01       685       8.64
                                  =========           =========           =========
Options available for grant
   at end of year                      638                 653                 469
                                  =========           =========           =========

     The following table summarizes information about stock options outstanding as of September 28, 1997:

                          Options Outstanding              Options Exercisable
                  ------------------------------------  ------------------------
                                 Average    Weighted                  Weighted
                                Remaining    Average                   Average
    Range of         Number    Contractual  Exercise       Number     Exercise
 Exercise Prices  Outstanding     Life        Price     Outstanding     Price
----------------- ------------ ----------- -----------  ------------ -----------
$ 6.38 to $ 6.38      384,500        1.87       $6.38       384,500       $6.38
  7.75 to   7.86       47,165        5.67        7.83        21,915        7.78
  8.00 to   8.00      538,000        7.26        8.00       176,250        8.00
  8.38 to  12.13      325,379        5.22       11.57       170,379       11.65
 14.25 to  15.75       45,334        0.69       14.91        45,334       14.91
 15.88 to  15.88      730,250        8.60       15.88       158,725       15.88
 16.00 to  16.00      654,600        9.57       16.00           --          --
 16.50 to  19.50      300,200        7.52       18.61        82,975       18.56
 21.88 to  21.88       19,000        9.05       21.88           --          --
 22.63 to  22.63       24,000        4.60       22.63        24,000       22.63

                  ------------                          ------------
$ 6.38 to $22.63    3,068,428        7.07      $13.09     1,064,078      $10.62
                  ============                          ============

In fiscal 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principal Board Opinion No. 25 ("APB 25").

Under the fair value-based method prescribed by SFAS 123, all employee stock options grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options. Under both methods, compensation cost is charged to earnings over the period the options become exercisable.

As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method for employee stock options. Accordingly, no material compensation cost has been recognized.

The following table discloses the Company's pro forma net income and net income per share assuming compensation costs for employee stock options had been determined using the Black-Scholes option-pricing model with the following assumptions: (i) no dividends, (ii) expected volatility of 55% for both years, (iii) risk free interest rate of 6.16% and 6.23% for fiscal 1997 and 1996, respectively, (iv) and expected lives of 2 years.

                                  1997        1996
                               ----------- -----------
Net income: ($000)
    As reported                   $16,778     $16,637
    Pro forma                      14,382      15,831

Net income per share:
    As reported                     $0.86       $0.90
    Pro forma                        0.74        0.86

Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to October 3, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of the amounts to be expected in future years.

Employee Stock Purchase Plan

This plan, as amended, permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation and cannot exceed 100 shares per employee per interim offering period) at the lower of 85% of fair market value at the beginning of a 27 month offering period or at the end of each interim period. Each full-time employee of the Company who has been employed for six months or more at the commencement of an interim offering period is entitled to participate in the plan. During fiscal years 1997, 1996, and 1995, 56,000, 64,000 and 58,000 shares were issued at an average price of $15.05, $10.94, and $7.21 per share, respectively.

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

Note 8 Retirement Savings Plan

The Company maintains a qualified retirement plan, under the provisions of
Section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company may match employee contributions with discretionary amounts as may be determined by the Board of Directors. During fiscal 1997 and 1996, the Company matched employee contributions up to a maximum of $500 per employee, totaling $0.3 million and $0.2 million respectively. Prior to fiscal 1996, no matching contributions had been made.

Note 9 Subsequent Events

On October 30, 1997, one of the Company's subsidiaries, ADAC Radiology Services, Inc. (ARS), exercised an option to purchase Medical Transition Strategies, Inc. (MTS). MTS is in the business of forming and managing radiology networks. ARS acquired the option in September 1996 in exchange for the payment of $0.5 million in cash and $1.0 million payable over five years. The exercise price equals $50,000 per validated network under management plus a percentage of each validated network's net revenue in calendar year 1998. The Company does not believe the amount of the exercise price will be material. The operations of MTS were not material to the financial position or the results of operations of the Company at the time of acquisition.

Note 10 Income Taxes

Income tax expense consists of:

($000)                                      1997       1996       1995
----------------------------------------  ---------  ---------  ---------
Current:
    Federal                                 $2,420       $409       $267
    Foreign                                    477        384        --
    State                                    1,296        458        571
----------------------------------------  ---------  ---------  ---------
                                             4,193      1,251        838
                                          ---------  ---------  ---------
Deferred:
    Federal                                  8,272      7,538      4,904
    State                                      402        486        188
----------------------------------------  ---------  ---------  ---------
                                             8,674      8,024      5,092
                                          ---------  ---------  ---------
Total                                      $12,867     $9,275     $5,930
----------------------------------------  =========  =========  =========



The reconciliation of the provision for income taxes, computed at the marginal federal statutory income tax rate, to the reported amounts is as follows:


($000)                                      1997       1996       1995
----------------------------------------  ---------  ---------  ---------
Income taxes computed at marginal
   statutory rate of 35%                   $10,375     $9,069     $5,951
State income taxes, net of
   federal benefit                           1,201        649        493
Non-deductible acquisition costs              1,824        --         --
Change in valuation allowance                 (704)      (844)      (980)
Business credits                              (462)      (160)      (196)
Other                                          633        561        662
----------------------------------------  ---------  ---------  ---------
Provision for income taxes                 $12,867     $9,275     $5,930
----------------------------------------  =========  =========  =========

As of September 28, 1997, the Company had net operating loss carryforwards of approximately $30.8 million available to offset future federal taxable income and approximately $5.9 million available to offset future taxable income in various foreign jurisdictions. Federal operating loss carryforwards of $9.2 million expire in fiscal year 2001, federal operating loss carryforwards of $21.6 million expire 2006 to 2010, and foreign operating loss carryforwards expire beginning in fiscal year 1998. The federal operating loss carryforwards expiring 2006 to 2010 are subject to certain restrictions on their utilization. The Company also has federal credit carryforwards of $1.5 million which are not subject to expiration.

Significant components of the Company's deferred tax assets and liabilities at September 28, 1997 and September 29, 1996 are as follows:

($000)                                                 1997       1996
----------------------------------------             ---------  ---------
Deferred income tax assets:
  Net operating loss carryforwards                    $13,366    $17,082
  Federal credit carryforwards                          1,518      5,907
  Inventory valuation                                   1,740      1,683
  Employee benefits                                       901        751
  Accrued customer service costs                        1,036        842
  Receivable valuation                                    704        789
  Deferred income                                         454        914
  Other                                                 1,424        787
---------------------------------------------------  ---------  ---------
                                                       21,143     28,755
Less valuation allowance                              (12,894)   (13,598)
---------------------------------------------------  ---------  ---------
Deferred income tax assets                              8,249     15,157
---------------------------------------------------  ---------  ---------

Deferred income tax liabilities:
  Fixed assets                                          5,780      3,426
  Software development costs                            5,195      4,873
  Leases                                                   --      1,038
  Other                                                   128         --
---------------------------------------------------  ---------  ---------
Deferred income tax liabilities                        11,103      9,337
---------------------------------------------------  ---------  ---------
Net deferred income tax assets (liability)            ($2,854)    $5,820
---------------------------------------------------  =========  =========


The valuation allowance identified above relates to net operating loss carryforwards of certain foreign and domestic subsidiaries. Approximately $10.3 million of the valuation allowance when reduced will be credited to goodwill in accordance with SFAS 109.


Note 11 Segment Information and Foreign Operations

The Company designs, manufactures, and markets medical imaging and health care information systems to hospitals and clinics worldwide. During the fourth quarter of fiscal 1995, the Company completed its acquisition of CHC, as discussed in Note 3. As a result, the relative significance of the Company's Healthcare Information Systems' segment increased in relation to the Company's overall business. Accordingly, the Company's operations are now derived from two major business units, Medical Systems business (MS) and Healthcare Information Systems business (HCIS). Prior to fiscal 1995, the results of operations from the Healthcare Information Systems' segment were not significant. The following table summarizes the results of operations for the Company's two major business segments.

                   Fiscal 1997

($000)                                 MS        HCIS       Other      Total
----------------------------------  ---------  ---------  ---------  ---------
Revenues                            $249,387    $32,660       $284   $282,331
Operating income (loss) (1)           42,879     (7,798)      (496)    34,585
Depreciation and amortization          5,804      4,387         --     10,191
Capital expenditures                   4,301      1,865         --      6,166
Total assets                         169,478     35,999      1,518    206,995
----------------------------------  ---------  ---------  ---------  ---------

(1) Operating loss for HCIS include the effects of a one-time, non-recurring pre-tax charge of approximately $5.9 million for the write-off of in-process research and development related to the acquisition of Cortet, Inc., and certain uncompleted acquisition costs and related expenses. Excluding this charge, operating loss for HCIS was $1.9 million.

                   Fiscal 1996

($000)                                 MS        HCIS       Other      Total
----------------------------------  ---------  ---------  ---------  ---------
Revenues                            $209,477    $31,308      $  --   $240,785
Operating income                      28,765        554         --     29,319
Depreciation and amortization          5,650      3,385         --      9,035
Capital expenditures                   2,022        767         --      2,789
Total assets                         151,417     35,181         --    186,598
----------------------------------  ---------  ---------  ---------  ---------

                   Fiscal 1995

($000)                                 MS        HCIS       Other      Total
----------------------------------  ---------  ---------  ---------  ---------
Revenues                            $171,444    $13,365      $  --   $184,809
Operating income                      19,288     (1,063)        --     18,225
Depreciation and amortization          5,403        974         --      6,377
Capital expenditures                   2,438        150         --      2,588
Total assets                         137,677     21,420         --    159,097
----------------------------------  ---------  ---------  ---------  ---------


Additionally, the Company has European operations which are those of its subsidiaries in the Netherlands, France, Germany, Denmark, United Kingdom and Italy, and substantially all of their sales are made to unaffiliated European customers. The following table summarizes the European subsidiaries' operations:

                                             Fiscal Year
                                    -------------------------------
($000)                                1997       1996       1995
----------------------------------  ---------  ---------  ---------
Revenues                             $32,308    $30,475    $27,282
Net income (loss)                        397        419       (320)
Total assets                          28,347     29,335     23,315
----------------------------------  ---------  ---------  ---------

The Company also has a subsidiary in Brazil and certain operations in Latin America and Asia, none of which are material to the financial position or results of operations of the Company.




Note 12 Quarterly Results of Operations (unaudited):

($000)                    First     Second      Third      Fourth
except per share data    Quarter    Quarter    Quarter     Quarter
----------------------  ---------  ---------  ---------   ---------

FISCAL 1997
----------------------
Revenues                 $68,365    $69,976    $71,510     $72,480
Gross profit              27,527     28,989     29,669      30,124
Net income                 5,093      5,552        106 (1)   6,027
Net income per share       $0.27      $0.29      $0.01 (1)   $0.31


FISCAL 1996
----------------------
Revenues                 $54,988    $58,438    $62,434     $64,925
Gross profit              21,098     22,314     24,134      25,606
Net income                 3,541      3,938      4,353       4,805
Net income per share       $0.20      $0.22      $0.24       $0.26


FISCAL 1995
----------------------
Revenues                 $44,232    $44,727    $45,625     $50,225
Gross profit              15,858     16,141     16,563      18,927
Net income                 2,430      2,754      3,054       2,835
Net income per share       $0.15      $0.17      $0.18       $0.16

(1) Net income and net income per share include the effects of a one-time, non-recurring pre-tax charge of approximately $5.9 million for the write-off of in-process research and development related to the acquisition of Cortet, Inc., and certain uncompleted acquisition costs and related expenses.

The sum of a year's quarterly earnings per share may not equal the annual earnings per share as a result of changes in the outstanding number of shares during the year and the application of the treasury stock method, which considers changes in the market price of common stock during each period (see
Note 1, "Income Per Share").


Note 13 Recent Pronouncements

In February 1997, the FASB issued SFAS 128, "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's first quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic earnings per share amounts will be accretive compared to the Company's primary earnings per share amounts, and diluted earnings per share amounts will not be materially different from the Company's fully diluted earnings per share amounts.

In June 1997, Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"), was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 130 in fiscal year 1999. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP 97-2), Software Revenue Recognition. This SOP supersedes SOP 91-1, Software Revenue Recognition. The Company will comply with the requirements of SOP 97-2 in fiscal year 1999. The Company is currently assessing the implications of this new statement and the impact of its implementation on the financial statements.

To the Board of Directors and Shareholders of ADAC Laboratories and Subsidiaries

We have audited the accompanying consolidated balance sheets of ADAC Laboratories and Subsidiaries as of September 28, 1997 and September 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assur ance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADAC Laboratories and Subsidiaries as of September 28, 1997 and September 29, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 1997 in conformity with generally accepted accounting principles.


                                          COOPERS & LYBRAND L.L.P.

San Jose, California
November 4, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


       None.


                                   PART III


     The information required by Items 10, 11, 12 and 13 is included in the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1997 fiscal year and is incorporated herein by reference.


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

          (2) FINANCIAL STATEMENT SCHEDULES.  See "Index to Financial Statement
              ------------------------------
Schedules" attached hereto and made a part hereof.

          (3) EXHIBITS.  The following exhibits are included or, as indicated
              ---------
by the footnote, incorporated by reference into this filing:

     3.1  (1)  Restated Articles of Incorporation, as amended.

     3.2  (1)  Bylaws, as amended.

     10.01(2) Leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated June 25, 1986.

     10.02(3) Amendment to leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated February 2, 1992.

     10.03(4) Amendment to lease for building located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated August 31, 1993.

     10.04(4) Lease agreement for building located at 630 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Peery, dated December 6, 1993.

     10.05(1)  Directors' Stock Option Plan (1987),as amended.

     10.06(1)  1992 Stock Option Plan, as amended.

     10.07(1)  Employee Stock Purchase Plan (1994), as amended.

     10.08(4) Employment/Severance agreement between the Company and Stanley D. Czerwinski, dated November 2, 1994.

     10.09(5)  Stock Option Agreement between the Company and Robert L.
               Miller.

     10.10(6)  Form of ADAC Executive Severance Agreement.

     10.11(5) Form of ADAC Healthcare Information Systems, Inc. Executive Severance Agreement.

     10.12(7) Credit Agreement dated July 31, 1996 among the Company, the Lenders named therein, and ABN AMRO Bank N.V., as agent for the Lenders.

     10.13(8) Rights Agreement dated as of April 22, 1996 between the Company and Chemical Mellon Shareholder Services, LLC.

     10.14(6) Option Agreement dated as of September 30, 1996 by and among the Company, ADAC Radiology Services, Inc., Medical Transition Strategies, Inc., and Ernest Berger.

     10.15(6) Agreement and Plan of Reorganization dated November 4, 1996 among the Company, Geometrics Corporation, and the shareholders of Geometrics Corporation.

     10.16 ADAC Healthcare Information Systems, Inc. 1997 Stock Option Plan and related Stock Option Agreement.

     10.17 ADAC Radiology Services, Inc. 1996 Amended and Restated Stock Option Plan and related Stock Option Agreement.

     10.18(1) Second Amendment to Credit Agreement dated as of May 1, 1997, and First Amendment to Credit Agreement dated as of December 27, 1996, each by and among the Company, the Lenders named therein, and ABN AMRO Bank N.V., as agent for the Lenders.

     10.19(1) Agreement and Plan of Reorganization dated as of March 31, 1997 by and among the Company, ADAC Acquisition Corp., Cortet, Inc. and the Designated Shareholders of Cortet, Inc.

     10.20     Form of Community Health Computing Corp. Option Repurchase
               Agreement.

     11        Computation of net income per share.

     21        Subsidiaries.

     23        Consent of Independent Accountants.

     27        Financial Data Schedule.

- ----------------

(1) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter ended June 29, 1997.

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

(6) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 29, 1996.

(7) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter ended June 30, 1995.

(8) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K (file no. 0-9428) dated April 22, 1996.




     (b) REPORTS ON FORM 8-K.  No reports on Form 8-K were filed during
         --------------------
the 1997 fiscal year.

                                SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  December 29, 1997            ADAC LABORATORIES
                                     (Registrant)

                                     BY:/s/ R. Andrew Eckert
                                        ----------------
                                     R. Andrew Eckert,
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                     Date
---------------------------  -------------------------------  ----------------
/s/ David L. Lowe            Chairman of the Board            December 29, 1997
-------------------------    of Directors
David L. Lowe


/s/ R. Andrew Eckert         Chief Executive Officer          December 29, 1997
-------------------------    and Director
R. Andrew Eckert             (Principal Executive Officer)


/s/ P. Andre Simone          Chief Financial Officer          December 29, 1997
-------------------------    (Principal Financial and
P. Andre Simone              Accounting Officer)


/s/ Stanley D. Czerwinski    Director                         December 29, 1997
-------------------------
Stanley D. Czerwinski


/s/ Graham O. King           Director                         December 29, 1997
-------------------------
Graham O. King


/s/ F. David Rollo           Director                         December 29, 1997
-------------------------
F. David Rollo


/s/ Edmund H. Shea,  Jr.     Director                         December 29, 1997
-------------------------
Edmund H. Shea, Jr.


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

REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of ADAC Laboratories is included on page 36 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page 41 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respect, the information required to be included therein.



                                                   COOPERS & LYBRAND L.L.P.

San Jose, California
November 4, 1997

                                                                   SCHEDULE VIII

                      ADAC LABORATORIES AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)
          For the three years in the period ended September 28, 1997

                                                     Additions
                                              -----------------------
                                   Balance at Charged to  Acquisition Deductions Balance
                                   Beginning   Costs and      of        from      at end
Description                         of Year    Expenses    Business   Reserves   of Year
---------------------------------- ---------- ----------- ----------- --------- ----------
Year Ended October 1, 1995:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                 $1,644      $1,502        $373    $1,475     $2,044
                                   ========== =========== =========== ========= ==========

Year Ended September 29, 1996:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                 $2,044      $1,482     $   --     $1,380     $2,146
                                   ========== =========== =========== ========= ==========

Year Ended September 28, 1997:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts                 $2,146      $3,558     $   --     $3,318     $2,386
                                   ========== =========== =========== ========= ==========


                                                                      SCHEDULE X
                      ADAC LABORATORIES AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (In Thousands)
          For the three years in the period ended September 28, 1997


ITEM                                  CHARGED TO COSTS & EXPENSES
---------------------------------- ----------------------------------
                                      1997       1996        1995
                                   ---------- ----------- -----------
Depreciation and amortization
of intangible assets:
 Software and technology              $4,003      $3,268      $1,845
 Goodwill and Sales Partnership       $1,126      $1,203        $780

Amounts charged to costs and expenses do not exceed one percent of net revenues for all other items for all periods presented.

                      ADAC LABORATORIES AND SUBSIDIARIES
                               INDEX OF EXHIBITS


EXHIBIT
NUMBER                             Description
-------                          ---------------

     10.16 ADAC Healthcare Information Systems, Inc. 1997 Stock Option Plan and related Stock Option Agreement.

     10.17 ADAC Radiology Services, Inc. 1996 Amended and Restated Stock Option Plan and related Stock Option Agreement.

     10.20     Form of Community Health Computing Corp. Option Repurchase
               Agreement.

     11        Computation of net income per share.

     21        Subsidiaries.

     23        Consent of Independent Accountants.

     27        Financial Data Schedule.