Form 10-Q
period 1997-12-28
ADAC LABORATORIES
filed 1998-02-11
CIK 313798

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X    No
                                                   -----
Number of shares of common stock, no par value, outstanding at February 5, 1998, 19,009,938

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                    December 28,   September 28,
                                                    1997           1997
                                                    ------------   ------------
                                                    (unaudited)
                     ASSETS
Current assets:
 Cash and cash equivalents                               $4,808         $5,088
 Accounts receivable, net                               104,535         99,495
 Inventories                                             24,979         27,534
 Prepaid expenses and other current assets                8,304         10,155
                                                    ------------   ------------
  Total current assets                                  142,626        142,272
                                                    ------------   ------------

Service parts, net                                       16,756         17,278
Fixed assets, net                                        11,473         11,555
Capitalized software, net                                 9,331         14,007
Goodwill, net                                            14,149         10,110
Deferred income taxes                                     6,444          8,249
Other assets, net                                         3,993          3,524
                                                    ------------   ------------
    Total Assets                                       $204,772       $206,995
                                                    ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable to banks                                 $22,662        $22,217
 Accounts payable                                        12,277         10,543
 Deferred revenues                                       11,179         11,561
 Customer deposits and advance billings                   3,053          2,841
 Accrued compensation                                     7,894          7,522
 Other accrued liabilities                                8,855         11,115
                                                    ------------   ------------
  Total current liabilities                              65,920         65,799
                                                    ------------   ------------

Non-current deferred income taxes                        11,696         11,103
Non-current liabilities and deferred credits              1,360          3,596
                                                    ------------   ------------
  Total Liabilities                                      78,976         80,498
                                                    ------------   ------------

SHAREHOLDERS' EQUITY
 Capital stock                                          127,008        123,269
 Retained earnings                                        1,895          5,593
 Translation adjustment                                  (3,107)        (2,365)
                                                    ------------   ------------
  Shareholders' Equity                                  125,796        126,497
                                                    ------------   ------------
    Total Liabilities and Shareholders' Equity         $204,772       $206,995
                                                    ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      Three Months Ended
                                   ------------------------
                                   December 28, December 29,
                                   1997         1996
                                   -----------  -----------
REVENUES
  Product                             $55,853      $51,604
  Service                              19,670       16,761
                                   -----------  -----------
                                       75,523       68,365
                                   -----------  -----------
COST OF REVENUES
  Product                              31,339       30,040
  Service                              12,276       10,798
  Discontinued product                  3,500
                                   -----------  -----------
                                       47,115       40,838
                                   -----------  -----------
GROSS MARGIN                           28,408       27,527
                                   -----------  -----------
OPERATING EXPENSES
  Marketing and sales                  11,601       10,737
  Research and development              4,361        3,249
  General and administrative            4,285        4,246
  Goodwill amortization                   375          198
  Discontinued product                 12,900
                                   -----------  -----------
                                       33,522       18,430
                                   -----------  -----------
OPERATING INCOME/(LOSS)                (5,114)       9,097

Other expense                            (949)      (1,102)
                                   -----------  -----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                     (6,063)       7,995

Provision (benefit) for income taxe    (2,365)       2,902
                                   -----------  -----------
NET INCOME/(LOSS)                     ($3,698)      $5,093
                                   ===========  ===========

Net income/(loss) per share:
  Basic                                ($0.19)       $0.28
                                   ===========  ===========

  Diluted                              ($0.19)       $0.27
                                   ===========  ===========

Number of shares used in
  per share calculations:
  Basic                                19,060       18,049
                                   ===========  ===========

  Diluted                              19,060       19,057
                                   ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                   ------------------------
                                                   December 28, December 29,
                                                   1997         1996
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            ($3,698)      $5,093

Adjustments to reconcile net income to net cash provided by (used in) operations:

  Depreciation and amortization                         2,726        2,119
  Provision for product returns and doubtful
    accounts                                            1,164          473
  Deferred income taxes                                 2,393        2,692
  Inventory allowance                                    (915)        (146)
  Discontinued products                                16,400

  Changes in assets and liabilities
   Accounts receivable                                (12,087)      (6,541)
   Inventories                                            229       (3,918)
   Prepaid expenses and other current assets            1,851         (344)
   Service parts                                          216         (189)
   Accounts payable                                     1,176        2,373
   Deferred revenues                                     (623)      (1,511)
   Customer deposits and advance billings                 212         (744)
   Accrued compensation                                   372           49
   Other accrued liabilities                           (3,312)       1,306
   Non-current liabilities and deferred credits        (2,424)        (437)
                                                   -----------  -----------
   Cash provided by
     operating activities                               3,680          275
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (1,715)        (777)
  Increase in other assets                             (2,363)        (448)
  Cash received from acquisition                           36
                                                   -----------  -----------
   Cash used in investing activities                   (4,042)      (1,225)
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings (repayments) under short-term
    debt arrangements, net                               (113)       4,974
  Dividends paid                                                    (2,137)
  Proceeds from issuance of common stock, net             937          989
                                                   -----------  -----------
   Cash provided by financing activities                  824        3,826
                                                   -----------  -----------
Effect of exchange rates on cash                         (742)        (270)
                                                   -----------  -----------
Net increase/(decrease) in cash and cash
   equivalents                                           (280)       2,606

Cash and cash equivalents, at beginning of
   the period                                           5,088        3,081
                                                   -----------  -----------
Cash and cash equivalents, at end of the
   period                                              $4,808       $5,687
                                                   ===========  ===========

Supplemental cash flow disclosure:
  Interest paid                                          $907         $914
  Income taxes paid                                      $201         $148
  Noncash investing activities:

        Issuance of common stock pursuant to the acquisition of SCI (see Note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.      Basis of Presentation

        The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three-month period ended December 28, 1997 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

        The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.      Net Income (Loss) Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS 128), Earnings per Share (EPS). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At December 28, 1997, the dilutive effects of the options have been excluded because the calculation was anti-dilutive. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended December 28, 1997 and all prior periods have been restated to conform with the provisions of this statement.

        The following is a reconciliation of the numerator (net income)and denominator (number of shares) used in the basic and diluted EPS calculation:

                                     December 28,  December 29,
(Dollar amounts in thousands)        1997          1996
-----------------------------------  ------------  ------------
Basic EPS: Net Income/(Loss)             ($3,698)       $5,093
Denominator: Average Common
  Shares Outstanding                      19,060        18,049
                                     ------------  ------------
Basic EPS                                 ($0.19)        $0.28
                                     ============  ============

Diluted EPS: Net Income/(Loss)           ($3,698)       $5,093
Denominator: Average Common
  Shares Outstanding                      19,060        18,049
Options                                                  1,008
                                     ------------  ------------
Total Shares                              19,060        19,057
                                     ============  ============
Basic EPS                                 ($0.19)        $0.27
                                     ============  ============

3.      Depreciation and Amortization

        Depreciation and amortization was approximately $2.7 million and $2.1 million for the three-month periods ended
December 28, 1997 and December 29, 1996, respectively.

4.   Inventories
     -----------

                                     December 28,  September 28,
(Dollar amounts in thousands)        1997          1997
-----------------------------------  ------------  ------------

Purchased parts and
   sub-assemblies                        $13,025       $14,327
Work in process                            3,636         3,175
Finished goods                             8,318        10,032
                                     ------------  ------------
                                         $24,979       $27,534
                                     ============  ============


5.   Fixed Assets
     -------------

                                     December 28,  September 28,
(Dollar amounts in thousands)        1997          1997
-----------------------------------  ------------  ------------
Production and test equipment             $2,823        $9,144
Field service equipment                    1,790         2,443
Office and demonstration
   equipment                              13,668        16,932
Leasehold improvemments                    1,073         1,181
                                     ------------  ------------
                                          19,354        29,700
Less accumulated depreciation
   and amortization                       (7,881)      (18,145)
                                     ------------  ------------
                                         $11,473       $11,555
                                     ============  ============


6.   Other Accrued Liabilities
     -------------------------

                                     December 28,  September 28,
(Dollar amounts in thousands)        1997          1997
-----------------------------------  ------------  ------------

Accrued customer service
   costs                                  $5,307        $4,495
Other accrued expenses                     3,548         6,620
                                     ------------  ------------
                                          $8,855       $11,115
                                     ============  ============

7.      Discontinued product charges

        In January 1998, the Company announced in a press release that it had commenced an in-depth evaluation of the laboratory information systems segment of the HCIS business and its fit with the balance of the HCIS business. The Company indicated it was considering a number of strategic alternatives, including a possible sale or other disposition of LabStat?.

        On February 10, 1998, the Company decided to discontinue the LabStat product while retaining the laboratory support and maintenance business. The decision was made after it was determined that continuing development and marketing of LabStat was not in the best interest of the Company and its shareholders and that all meaningful discussions with possible strategic partners had ceased. The Company believes that this decision will have a positive effect on the future profitability of both HCIS and ADAC as a whole.

        The Company's decision to discontinue LabStat resulted in a one-time discontinued product charge of $12.9 million. The charge is a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat became impaired as a result of the Company's decision. The discontinued product charge, consisting principally of non-cash charges, includes the write-off of $6.3 million of receivables, $5.7 million of capitalized software and $.9 million of fixed assets, which were specifically utilized in the LabStat product. The costs of exiting the LabStat business and continuing restructuring activities of the HCIS business are considered to be immaterial and will be included in the Company's second quarter financial results.
ADAC LABORATORIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(UNAUDITED)

        In connection with the Company's evaluation of its laboratory information systems business, the Company also conducted an analysis of the recoverability of certain assets utilized in the Company's Digital Subtraction Angiography (DSA) business and determined it was appropriate to write off certain of these assets. Accordingly, the Company has included an impairment charge of $3.5 million in its results of operations for the first quarter for these assets. The decision to write off the DSA assets, consisting principally of inventory, was a result of steadily declining revenues and the Company's decision to no longer market the product. The combined one-time write-off for LabStat and DSA is $16.4 million.

8.      Income Taxes

        The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        The provision (benefit) for income taxes for each of the three-month periods ended December 28, 1997 and December 29, 1996 are based on the estimated effective income tax rates for the fiscal years ending September 27, 1998 and September 28, 1997 of 39.0% and 36.3%, respectively, excluding with respect to fiscal 1997 the effects of the one-time charge for in-process research and development and other acquisition costs and expenses.

9.      Credit and Borrowing Arrangements

        The Company has a $60 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 30, 1999. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. Borrowings are generally repaid within 90 days. At December 28, 1997, the Company had $37.3 million available for borrowing under this facility.

10.     Litigation

        The Company is a defendant in various legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

11.     Acquisition

        On October 30, 1997, the Company acquired substantially all of the assets of Southern Cats, Inc. (SCI) and its affiliates in exchange for 139,131 shares of the Company's common stock. SCI is one of the largest independent providers of computed tomography and X-ray equipment refurbishment and service. The acquisition was accounted for using the purchase method of accounting. SCI is not material to the financial position or results of operations of the Company.

12.     Subsequent Events

        On December 31, 1997, the Company acquired CT Solutions, Inc. for cash. CT Solutions is a respected provider of computed tomography refurbished equipment and service. The acquisition was accounted for using the purchase method of accounting.

        On January 23, 1998, the Company acquired O.N.E.S. Medical Services, Inc. (ONES) for cash. ONES is one of the largest independent providers of nuclear medicine service and refurbished equipment in the United States. The acquisition was accounted for using the purchase method of accounting.

        Neither of the acquisitions discussed above is material to the financial position or results of operations of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month period ended December 28, 1997 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.


RESULTS OF OPERATIONS

The Three-Month Period Ended December 28, 1997 Compared to The Three-Month Period Ended December 29, 1996

Revenues for the first quarter of fiscal 1998 increased 11%, or $7.2 million, over the first quarter fiscal 1997 revenues of $68.4 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 90% and 85% of the Company's total revenues for the first quarter of fiscal 1998 and 1997, respectively. The Company's Healthcare Information Systems revenues represented approximately 10% and 15% of the Company's total revenues for the first quarter of fiscal 1998 and 1997, respectively. Excluding the discontinued product charge associated with the write-off of the DSA assets, gross profit for the first quarter of fiscal 1998 was $31.9 million, a 16% increase over the $27.5 million generated in the same period in fiscal 1997. Including this charge, gross profit was $28.4 million for the first quarter of fiscal 1998. (See Note 7 of the Notes to Condensed Consolidated Financial Statements).


Medical Systems

        Medical Systems includes revenues from the sale of the Company's nuclear medicine, RTP and Adac Medical Technologies (AMT) products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the first quarter of fiscal 1998 compared to the same period of fiscal 1997 is as follows:

                                          Three Months Ended
                                      --------------------------

                                      December 28, December 29,
(Dollar amounts in thousands)         1997         1996
------------------------------------- ------------ ------------
Revenues:
    Product                               $52,193      $45,012
    Service                               $15,583      $12,763

Geographical mix:
    North America                            78.7%        75.3%
    Europe                                   12.1%        16.2%
    Latin America,
     Japan and Asia                           9.2%         8.5%

Gross margin before discontinued
  product charge
    Product                                  45.3%        42.3%
    Service                                  35.4%        31.4%

Gross margin after discontinued
  product charge
    Product                                  38.6%        42.3%
    Service                                  35.4%        31.4%

        Medical Systems' product revenues increased 16% for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due to continued customer acceptance of the Company's nuclear medicine, RTP and AMT products, including new product introductions and enhancement options. Product revenue growth was driven principally by the sale of higher priced dual head products and MCD, as well as the Company's RTP product, Pinnacle3?, which received 510(k) clearance from the United States Food and Drug Administration
(FDA) in April 1997. In the first quarters of fiscal 1998 and 1997, Medical Systems' revenues increased in dollar volume in all of the Company's geographical markets. The growth rate was highest in the Latin America market in the first three months of fiscal 1998, and in North America during the same period in fiscal 1997. Excluding the effects of the discontinued product charge associated with the write-off of the DSA assets, gross profit margins for Medical Systems products increased to 45.3% in the first quarter of fiscal 1998. Including this charge gross profit margins were 38.6% for this period. This compares with gross profit margins of 42.3% for the first quarter of fiscal 1997. Margins before the discontinued product charge increased primarily due to reductions in product cost and sales of Molecular Coincidence Detection (MCD?) and Pinnacle3.

        The increase in Medical Systems' service revenues and the improvement in service gross profit margins from first quarter fiscal 1997 to the first quarter fiscal 1998 resulted from an increase in the number of customers under service contracts, economies of scale related to more effective coverage of field service support costs and improved product reliability. Service revenues for the period increased 21% over the same period in fiscal 1997. The higher growth rate in first quarter of fiscal 1998 primarily resulted from an increase in the Company's installed customer base as well as the acceleration of the Company's multi-vendor service business through acquisition.

Healthcare Information Systems (HCIS)

        HCIS has historically generated revenues from the sale of laboratory, radiology and cardiology information systems, which include hardware and software, as well as from the provision of service for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $15.1 million to discontinue development and marketing of its LabStat product. See Note 7 of the Notes to Condensed Consolidated Financial Statements. All of the Company's HCIS revenues are generated in North America. Summary information related to HCIS' product and service revenues and gross profit margins for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 is as follows:

                                         Three Months Ended
                                      -------------------------

                                      December 28, December 29,
(Dollar amounts in thousands)         1997         1996
------------------------------------- ------------ ------------
Revenues:
    Product                                $3,660       $6,468
    Service                                $4,087       $3,998

Gross margin:
    Product                                  23.7%        37.1%
    Service                                  46.1%        49.1%



        HCIS' product revenues decreased 43% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. This decrease resulted primarily from a $3.3 million decline in sales of LabStat. These revenues declined as customers delayed their purchases of LabStat in anticipation of the next release which was delayed for more than one year. Product gross profit margins decreased from the first quarter of fiscal 1997 to fiscal 1998 due to higher levels of hardware in the revenue/cost mix for laboratory and radiology sales, combined with increased laboratory implementation costs, increased personnel costs and increased amortization expense of capitalized software costs for all product lines.

        HCIS service revenues increased slightly in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 due principally to higher radiology service revenues. However, margins decreased due to lower dollar volume in service renewals from HCIS' legacy client base and increased personnel and support costs.

Operating and Other Expenses:

Summary information showing the Company's operating and other expenses as a percentage of revenue is as follows:

                                      Three Months Ended
                                   ------------------------
                                   December 28, December 29,
                                   1997         1996
                                   -----------  -----------
OPERATING EXPENSES
  Marketing and sales                    15.4%        15.7%
  Research and development                5.8%         4.8%
  General and administrative              5.7%         6.2%
  Goodwill amortization                   0.5%         0.3%
  Discontinued product charge            17.0%
                                   -----------  -----------
                                         44.4%        27.0%
                                   ===========  ===========
Other expense                             1.3%         1.6%

        Marketing and sales expenses increased $0.9 million over the same period in the prior year as a result of higher compensation costs associated with increasing revenues and orders, but decreased as a percentage of revenue.

        Research and development expenditures, net of software capitalization, totaled $4.4 million and $3.3 million in the first quarters of fiscal 1998 and 1997, respectively. Research and development expenses, on both a gross and net basis, increased as a percentage of revenue for the quarter compared to the same quarter in the prior fiscal year. The increase resulted primarily from additional investments made by the Company to accelerate the development of the Company's laboratory product and to maintain and enhance the Company's radiology product. Research and development expenditures, net of software capitalization, increased by $1.1 million from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 as a result of these increased expenditures. Capitalized software costs were $1.9 million and $1.1 million in the first quarter of fiscal 1998 and 1997, respectively.

        General and administrative expenses remained essentially constant as a percentage of revenue from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 but decreased as a percentage of revenue due to higher sales.

        Goodwill amortization increased slightly as a percentage of revenue from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 as a result of the amortization of expenses associated with the acquisition of SCI in October 1997.

The Company took a one-time charge to operating expense of $12.9 million in connection with its decision to discontinue its LabStat product in the first quarter of fiscal 1998. (See Note 7 of the Notes to Condensed Consolidated Financial Statements).

        Other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased slightly as a percentage of revenue from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 due to the Company's decreased level of bank borrowings during the quarter.

Income Taxes:

        The effective tax rate as a percentage of pretax income was 39.0% for the first three months of fiscal 1998, compared with 36.3% for the first three months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its available cash resources, generated primarily from operations, lease financing and credit lines will provide adequate funds to finance the Company's operations in fiscal 1998.

The Company's financial condition remained unchanged from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998. The Company's ratio of current assets to current liabilities was constant at 2.2 to one, while working capital increased $.2 million to $76.7 million in the first quarter of fiscal 1998 from $76.5 million in the fourth quarter of fiscal 1997.

Cash and cash equivalents for the first quarter of fiscal 1998 decreased by $0.3 million compared to an increase of $2.6 million for the corresponding period in fiscal 1997 This decrease was primarily the result of (i) an increase in accounts receivable; (ii) an increase in capital expenditures; and (iii) decreased borrowing compared with the fourth quarter in fiscal 1997. The increase in accounts receivable resulted from higher revenues, the lengthening of customer payment terms to meet competitive conditions, and an increase in international business, as well as delays in product installations and implementations due to customer site preparation and other factors. These items were partially offset by lower prepaid expense and an increase in accounts payable and accrued liabilities, all of which resulted from increased purchasing to support the higher sales volume.

Cash of $4.0 million was used for investing activities in the first quarter of fiscal 1998 and consisted of capital expenditures for office, manufacturing and research and development equipment and capitalized software research and development costs in both the Medical Systems and HCIS business units.

Financing activities provided $0.8 million in cash in the first quarter of fiscal 1998. This was primarily attributable to common stock issued to employees under the Company's employee stock option and stock purchase plans.

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

Competition

        The markets served by the Company are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of the Company's competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or marketed by the Company or that could render the Company's products obsolete or noncompetitive. In fiscal 1997 the introduction by certain of the Company's nuclear medicine competitors of new products resulted in a decrease in the Company's market share for that year.
In the future, these products may continue to have an adverse effect on the Company's market share.

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

        The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. The success of MCD depends on a number of factors, including the commercial availability of, fleuro-deoxy-glucose ("FDG"). At this time, the infrastructure for the commercial supply of FDG is not well developed. Continued uncertainty surrounding MCD could have an adverse effect on sales of MCD, which could have a material adverse effect on the Company's results of operations.

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

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

        Not applicable.

Item 2.  Changes in Securities

(c) On October 28, 1997, the Company issued 139,131 shares of common stock in connection with the acquisition by the Company of substantially all of the assets of SCI and its affiliates. See Note 11 of Notes to Condensed Consolidated Financial Statements. The shares were offered and sold to SCI and its affiliates pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.  Other Information

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                27      Financial Data Schedule

(b)     Form 8-K Reports:

        None filed during the fiscal quarter described in this Report on Form 10-Q.










EXHIBIT INDEX



27      Financial Data Schedule


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 10, 1998
                                        ADAC Laboratories
                                        -----------------
                                         (Registrant)


                                        BY: /s/ P. Andre' Simone
                                            ------------------------
                                            P. Andre' Simone
                                            Vice President and Chief
                                            Financial Officer