Form 10-Q
period 1998-03-29
ADAC LABORATORIES
filed 1998-05-13
CIK 313798

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 29, 1998

                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-9428

                               ADAC LABORATORIES
         (Exact name of registrant as specified in its charter)

                          California                            94-1725806
                (State or other jurisdiction of              (I.R.S. Employer
                  incorporation or organization)             Identification No.)

                          540 Alder Drive
                       Milpitas, California                      95035
            (Address of principal executive offices)          (Zip Code)

                              (408) 321-9100
         (Registrant's telephone number including area code)

                             Not Applicable
               (Former name, former address and former
                 fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X   No

Number of shares of common stock, no par value, outstanding at May 8, 1998, 19,600,767
(This document contains a total of 18 pages)

                             ADAC LABORATORIES
                         QUARTERLY REPORT ON FORM-Q

                                  INDEX




                                                                           Page
Part I. Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets at March 29, 1998 and
       September 29, 1997                                                     3

      Condensed Consolidated Statements of Operations for the Three-Month
       and Six-Month Periods Ended March 29, 1998 and March 30, 1997          4

      Condensed Consolidated Statements of Cash Flows for the Six-Month
       Periods Ended March 29, 1998 and March 30, 1997                        5

      Notes to Condensed Consolidated Financial Statements                  6-9


   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10-15


Part II.        Other Information

   Item 5.  Other Information                                                17

   Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                   18

Exhibit Index

        10.21 Amendment No. 7 to 1992 Stock Option Plan

        10.22 Amendment No. 2 to Employee Stock Purchase Plan (1994)

        27    Financial Data Schedule

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (AMOUNTS IN THOUSANDS)

                                                    March 29,      September 28,
                                                         1998              1997
                                                    (UNAUDITED)
                                                    ------------   ------------
                     ASSETS
Current assets:
 Cash and cash equivalents                               $5,106         $5,088
 Accounts receivable                                    112,871         99,495
 Inventories                                             32,901         27,534
 Prepaid expenses and other current assets                8,567         10,155
                                                    ------------   ------------
  Total current assets                                  159,445        142,272
                                                    ------------   ------------

Service parts                                            18,533         17,278
Fixed assets                                             10,814         11,555
Capitalized software                                     11,004         14,007
Goodwill                                                 20,891         10,110
Deferred income taxes                                    10,172          8,249
Other assets                                              3,064          3,524
                                                    ------------   ------------
    Total Assets                                       $233,963       $206,995
                                                    ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable to banks                                 $29,704        $22,217
 Accounts payable                                        17,363         10,543
 Deferred revenues                                       10,013         11,561
 Customer deposits and advance billings                   2,140          2,841
 Accrued compensation                                     6,232          7,522
 Other accrued liabilities                               19,102         11,115
                                                    ------------   ------------
  Total current liabilities                              84,554         65,799
                                                    ------------   ------------

Deferred income taxes                                     9,532         11,103
Liabilities and deferred credits                          3,630          3,596
                                                    ------------   ------------
  Total Liabilities                                      97,716         80,498
                                                    ------------   ------------

SHAREHOLDERS' EQUITY
 Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none;                              -              -
 Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 19,427 shares at
    March 29, 1998 and 18,812 shares at
    September 28, 1997                                  130,701        123,269
 Retained earnings                                        8,899          5,593
 Translation adjustment                                  (3,353)        (2,365)
                                                    ------------   ------------
 Total Shareholders' Equity                             136,247        126,497
                                                    ------------   ------------
    Total Liabilities and Shareholders' Equity         $233,963       $206,995
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

                                   ADAC LABORATORIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                 Three Months Ended       Six Months Ended
                              ------------------------ -----------------------
                                March 29,    March 30,   March 29,   March 30,
                                   1998         1997        1998        1997
                              -----------  ----------- ----------- -----------
REVENUES,NET:
  Product                        $56,584      $52,922    $112,437    $104,526
  Service                         20,794       17,054      40,464      33,815
                              -----------  ----------- ----------- -----------
                                  77,378       69,976     152,901     138,341
                              -----------  ----------- ----------- -----------
COST OF REVENUES:
  Product                         31,046       30,222      62,385      60,262
  Service                         13,388       10,766      25,664      21,564
  Discontinued product                --           --       3,500          --
                              -----------  ----------- ----------- -----------
                                  44,434       40,988      91,549      81,826
                              -----------  ----------- ----------- -----------
Gross Profit                      32,944       28,988      61,352      56,515
                              -----------  ----------- ----------- -----------
OPERATING EXPENSES:
  Marketing and sales             11,549       10,784      23,150      21,521
  Research and development         3,704        3,548       8,065       6,797
  General and administrative       4,830        4,424       9,115       8,670
  Goodwill amortization              428          198         803         396
  Discontinued product                --           --      12,900          --
                              -----------  ----------- ----------- -----------
                                  20,511       18,954      54,033      37,384
                              -----------  ----------- ----------- -----------
Operating Income                  12,433       10,034       7,319      19,131

Interest and other
  expense, net                       951        1,318       1,900       2,420
                              -----------  ----------- ----------- -----------
Income before provision
  for income taxes                11,482        8,716       5,419      16,711
Provision for income taxes         4,478        3,164       2,113       6,066
                              -----------  ----------- ----------- -----------
Net income                        $7,004       $5,552      $3,306     $10,645
                              ===========  =========== =========== ===========

Net income:
  Basic                            $0.36        $0.30       $0.17       $0.59
                              ===========  =========== =========== ===========
  Diluted                          $0.35        $0.29       $0.17       $0.55
                              ===========  =========== =========== ===========
Number of shares used in
  per share calculations:
  Basic                           19,195       18,246      19,082      18,071
                              ===========  =========== =========== ===========
  Diluted                         20,192       19,434      20,015      19,303
                              ===========  =========== =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                   ------------------------
                                                   March 29,    March 30,
                                                        1998         1997
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $3,306      $10,645

Adjustments to reconcile net income to net cash provided by (used in) operations:

  Depreciation and amortization                         5,443        4,890
  Provision for product returns and doubtful
    accounts                                            1,886        1,276
  Deferred income taxes                                (3,499)       1,047
  Inventory allowance                                    (141)       3,701
  Discontinued products                                16,400           --

  Changes in assets and liabilities
   Accounts receivable                                (20,388)      (9,993)
   Inventories                                         (7,827)         406
   Prepaid expenses and other current assets            1,596          556
   Service parts                                       (1,824)      (1,358)
   Accounts payable                                     6,155       (3,638)
   Deferred revenues                                   (1,960)      (2,203)
   Customer deposits and advance billings                (154)        (922)
   Accrued compensation                                  (701)        (411)
   Other accrued liabilities                           (1,290)         738
   Non-current liabilities and deferred credits         6,723        2,072
                                                   -----------  -----------
   Cash provided by
     operating activities                               3,725        6,806
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (1,630)      (2,600)
  Increase in other assets                            (11,155)      (3,434)
  Acquisitions, net of cash acquired                   (1,493)          --
                                                   -----------  -----------
   Cash used in investing activities                  (14,278)      (6,034)
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings (repayments) under short-term
    debt arrangements, net                              6,929         (427)
  Dividends paid                                                    (2,137)
  Proceeds from issuance of common stock, net           4,630        5,271
                                                   -----------  -----------
   Cash provided by financing activities               11,559        2,707
                                                   -----------  -----------
Effect of exchange rates on cash                         (988)      (1,152)
                                                   -----------  -----------
Net increase/(decrease) in cash and cash
   equivalents                                             18        2,327

Cash and cash equivalents, at beginning of
   the period                                           5,088        3,081
                                                   -----------  -----------
Cash and cash equivalents, at end of the
   period                                              $5,106       $5,408
                                                   ===========  ===========

Supplemental cash flow disclosure:
  Interest paid                                        $1,983       $1,999
  Income taxes paid                                    $2,668       $1,602
Noncash investing activities:
  Issuance of common stock pursuant to the acquisition of SCI (see Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.      Basis of Presentation

        The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the six-month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

          The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.        Net Income Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS
128), Earnings per Share (EPS). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended March 29, 1998 and all prior periods have been restated to conform with the provisions of this statement.

          The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basis and diluted EPS calculation:

                                        Three Months Ended          Six Months Ended
                                     March 29,     March 30,     March 29,     March 30,
(Dollar amounts in thousands)        1998          1997          1998          1997
-----------------------------------  ------------  ------------  ------------  ------------
Basic EPS: Net Income                     $7,004        $5,552        $3,306       $10,645
Denominator: Average Common
  Shares Outstanding                      19,195        18,246        19,082        18,071
                                     ------------  ------------  ------------  ------------
Basic EPS                                  $0.36         $0.30         $0.17         $0.59
                                     ============  ============  ============  ============

Diluted EPS: Net Income                   $7,004        $5,552        $3,306       $10,645
Denominator: Average Common
  Shares Outstanding                      19,195        18,246        19,082        18,071
Options                                      997         1,188           933         1,232
                                     ------------  ------------  ------------  ------------
Total Shares                              20,192        19,434        20,015        19,303
                                     ============  ============  ============  ============
Basic EPS                                  $0.35         $0.29         $0.17         $0.55
                                     ============  ============  ============  ============

3.      Depreciation and Amortization

        Depreciation and amortization was approximately $2.5 million and $2.4 million for the three-month periods ended March 29, 1998 and March 30, 1997, respectively.

4.   Inventories
     -----------

                                     March 29,     September 28,
(Dollar amounts in thousands)        1998          1997
-----------------------------------  ------------  ------------
Purchased parts and
   sub-assemblies                        $16,874       $14,327
Work in process                            4,417         3,175
Finished goods                            11,610        10,032
                                     ------------  ------------
                                         $32,901       $27,534
                                     ============  ============

5.   Fixed Assets
     -------------

                                     March 29,     September 28,
(Dollar amounts in thousands)        1998          1997
-----------------------------------  ------------  ------------
Production and test equipment             $3,991        $9,144
Field service equipment                    1,238         2,443
Office and demonstration
   equipment                              13,521        16,932
Leasehold improvements                     1,033         1,181
                                     ------------  ------------
                                          19,783        29,700
Less accumulated depreciation
   and amortization                       (8,969)      (18,145)
                                     ------------  ------------
                                         $10,814       $11,555
                                     ============  ============

6.   Other Accrued Liabilities
     -------------------------

                                     March 29,     September 28,
(Dollar amounts in thousands)        1998          1997
-----------------------------------  ------------  ------------
Accrued customer service
   costs                                  $7,682        $4,495
Other accrued expenses                    11,420         6,620
                                     ------------  ------------
                                         $19,102       $11,115
                                     ============  ============

7.      Discontinued product charges

        On February 10, 1998, the Company decided to discontinue the LabStat product while retaining the laboratory support and maintenance business. The decision was made after it was determined that continuing development and marketing of LabStat was not in the best interest of the Company and its shareholders and that all meaningful discussions with possible strategic partners had ceased.

        The Company's decision to discontinue LabStat resulted in a one-time discontinued product charge of $12.9 million in the first quarter of fiscal 1998. The charge was a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat had become impaired as a result of the discontinuation. The discontinued product charge, consisting principally of non-cash charges, included the write-off of $6.3 million of receivables, $5.7 million of capitalized software and $.9 million of fixed assets that were specifically utilized in the LabStat product. The Company did not incur any material costs in the second quarter of fiscal 1998 in relation to these activities.

        In connection with the Company's evaluation of its laboratory information systems business, the Company also conducted an analysis of the recoverability of certain assets utilized in the Company's Digital Subtraction Angiography (DSA) business and determined it was appropriate to write off certain of these assets. Accordingly, the Company included an impairment charge for these assets of $3.5 million in its results of operations for the first quarter of fiscal 1998. The decision to write off the DSA assets, consisting principally of inventory, was a result of steadily declining revenues and the Company's decision to no longer market the product. The combined one-time write-off for LabStat and DSA in the first quarter of fiscal 1998 was $16.4 million.

8.      Income Taxes

        The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        The provisions for income taxes for each of the six-month periods ended March 29, 1998 and March 30, 1997 are based on the estimated effective income tax rates for the fiscal years ending September 27, 1998 and September 28, 1997 of 39.0% and 36.3%, respectively, excluding with respect to fiscal 1997 the effects of the one-time charge for in-process research and development and other acquisition costs and expenses.


9.      Credit and Borrowing Arrangements

        The Company has a $60 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 30, 1999. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. Borrowings are generally repaid within 90 days. At March 29, 1998, the Company had $30.3 million available for borrowing under this facility.


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


11.     Acquisition

      In October 1997, the Company acquired substantially all of the assets of Southern Cats, Inc. and its affiliates (Southern
Cats) in exchange for 139,131 shares of the Company's common stock. Southern Cats was an independent provider of computed tomography and X-ray equipment refurbishment and service. The acquisition was accounted for using the purchase method of accounting.

        In January 1998, the Company acquired CT Solutions, Inc. and O.N.E.S. Medical Services, Inc. (ONES) for cash. CT Solutions was an independent provider of computed tomography refurbished equipment and service. ONES was a provider of nuclear medicine service and refurbished equipment. The acquisitions were accounted for using the purchase method of accounting.

        None of the acquisitions discussed above is material to the financial position or results of operations of the Company.

12.     Recent Pronouncements

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

        In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP 97-2), Software Revenue Recognition. This SOP supersedes SOP 91-1, Software Revenue Recognition. The company will comply with the requirements of SOP 97-2 in fiscal year 1999. The Company is currently assessing the implications of this new statement and the impact of its implementation on the Company's consolidated financial statements.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month and six-month periods ended March 29, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

RESULTS OF OPERATIONS

The Three-Month and Six-Month Periods Ended March 29, 1998 Compared to the Three-Month and Six-Month Periods Ended March 30, 1997

Revenues for the second quarter of fiscal 1998 increased 11%, or $7.4 million, over the second quarter fiscal 1997 revenues of $70.0 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 87% and 88% of the Company's total revenues for the second quarter of fiscal 1998 and 1997, respectively. The Company's Healthcare Information Systems revenues represented approximately 13% and 12% of the Company's total revenues for the second quarter of fiscal 1998 and 1997, respectively.

Year-to-date revenues also increased 11%, or $14.6 million over the $138.3 million for the same period in fiscal 1997. Excluding the discontinued product charge associated with the write-off of the DSA assets, gross profit for the first six months of fiscal 1998 was $64.9 million, a 15% increase over the $56.5 million generated in the same period in fiscal 1997. Including this charge, gross profit was $61.4 million for the first six months of fiscal 1998. See Note 7 of the Notes to Condensed Consolidated Financial Statements.


Medical Systems

        Medical Systems includes revenues from the sale of the Company's nuclear medicine, RTP and Adac Medical Technologies (AMT) products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the three-month and six-month periods ended March 29, 1998 compared to the corresponding periods in fiscal 1997 are as follows:

                                Three Months Ended        Six Months Ended
                              ------------------------ -----------------------
                                March 29,   March 30,   March 29,   March 30,
(Dollar Amounts in Thousands)     1998        1997        1998        1997
                              -----------  ----------- ----------- -----------
Revenues:
  Product                        $50,480     $48,759    $102,673     $93,771
  Service                         16,587      13,080      32,170      25,842

Geographical mix:
  North America                     84.8%       78.9%       80.4%       78.4%
  Europe                            12.1%        9.6%       13.4%       12.5%
  Latin America, Japan and As        3.1%       11.5%        6.2%        9.1%

Gross margin before discontinued
 Product charge
  Product                           45.6%       43.1%       45.5%       42.7%
  Service                           32.1%       33.3%       33.7%       32.3%

Gross margin after discontinued
 Product charge
  Product                           45.6%       43.1%       42.1%       42.7%
  Service                           32.1%       33.3%       33.7%       32.3%

        Medical Systems includes revenues from the sale of the Company's nuclear medicine, RTP and ADAC Medical Technologies (AMT) products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the three-month and six-month periods ended March 29, 1998 compared to the corresponding periods in fiscal 1997 are as follows:

        Medical Systems' product revenues for the three- and six-month periods ended March 29, 1998 increased 4% and 9%, respectively, over the same periods in fiscal 1997. Product revenue growth was driven principally by sales of the Company's RTP product, Pinnacle3(TM), and, to a lesser extent, by sales of refurbished equipment through AMT, and the company's newest business initiative ADAC Multi- Modality (AMM).
RTP product revenues for the three-month and six-month periods ended March 29, 1998 increased 74% and 95%, respectively, over the same periods in fiscal 1997. These increases were partially offset by a decline in nuclear revenues of 10% and 4% over the corresponding periods in fiscal 1997. Nuclear medicine revenues decreased largely as a result of weaker Asian and Latin American markets as well as, a decline in unit sales of MCD for the three- and six-month periods ended
 March 31, 1998 compared to the corresponding periods in fiscal 1997.
See "Business Considerations -- Dependence on New Products and Product Enhancements".

        Excluding the effects of the discontinued product charge associated with the write-off of the DSA assets in the first quarter of fiscal 1998, gross profit margins for Medical Systems products increased to 45.5% in the first six months of fiscal 1998. Including this charge, gross profit margins were 42.1% for this period. This compares with gross profit margins of 42.7% for the first six months of fiscal 1997. Margins before the discontinued product charge increased primarily due to sales of Pinnacle3 and reductions in product cost.

        Medical Systems service revenues for the three-month and six-month periods ended March 29, 1998 increased 27% and 24%, respectively, over the same periods in fiscal 1997. These increases resulted from the Company's acquisition of two multi-modality service businesses as well as an increase in the number of customers under service contracts, economies of scale related to more effective coverage of field service support costs and improved product reliability.

Healthcare Information Systems (HCIS)

        HCIS has historically generated revenues from the sale of laboratory, radiology and cardiology information systems, which include hardware and software, as well as from the provision of service for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $12.9 million to discontinue development and marketing of its LabStat product. See
Note 7 of Notes to Condensed Consolidated Financial Statements. As a result, in the future HCIS revenues will be derived primarily from the sale and support of radiology information systems, and to a lesser extent, cardiology information systems. All of the Company's HCIS revenues are generated in North America. Summary information related to HCIS' product and service revenues and gross profit margins for the three- and six-month periods ended March 29, 1998 compared to the corresponding periods in fiscal 1997 are as follows:


                              Three Months Ended        Six Months Ended
                            ------------------------ -----------------------
                              March 29,   March 30,   March 29,   March 30,
(Dollar Amounts in Thousands)   1998        1997        1998        1997
                            -----------  ----------- ----------- -----------
Revenues:
  Product                      $6,104      $4,040      $9,764     $10,508
  Service                       4,208       3,974       8,295       7,972

Gross margin:
  Product                        41.1%       38.4%       34.6%       37.6%
  Service                        50.0%       48.7%       47.9%       48.9%

        HCIS' product revenues for the second quarter of fiscal 1998 increased 51% over the same quarter of fiscal 1997 due to increased sales of the Company's radiology information system (QuadRISTM).
Product gross margins also increased over the same period due to an increase in QuadRIS sales and cost reductions associated with the
 LabStat(TM) write-off. See Note 7 of Notes to Condensed Consolidated Financial Statements. The results for the six-month period ended March 29, 1998 were significantly impacted by the LabStat write-off and accordingly, the Company does not believe these results are indicative of the future financial performance of HCIS.

        HCIS service revenues increased slightly for the three- and six-month periods ended March 29, 1998 from the corresponding periods in fiscal 1997 due principally to higher radiology service revenues. However, margins decreased year-to-date due to lower dollar volume in service renewals from HCIS' legacy client base and increased personnel and support costs. Weaker margins from the first quarter of fiscal 1998 were partially offset by higher margins in the second quarter of fiscal 1998.

Operating and Other Expenses

Summary information showing the Company's operating and other expenses as a percentage of revenue is as follows:

                                      Three Months Ended       Six Months Ended
                                   ------------------------ -----------------------
                                   March 29,    March 30,   March 29,   March 30,
                                   1998         1997        1998        1997
                                   -----------  ----------- ----------- -----------
OPERATING EXPENSES:
  Marketing and sales                    14.9%        15.4%       15.1%       15.6%
  Research and development                4.8%         5.1%        5.3%        4.9%
  General and administrative              6.2%         6.3%        6.0%        6.3%
  Goodwill amortization                   0.6%         0.3%        0.5%        0.3%
  Discontinued product charge                                      8.4%
                                   -----------  ----------- ----------- -----------
                                         26.5%        27.1%       35.3%       27.1%
                                   ===========  =========== =========== ===========
Interest and other expense, net           1.2%         1.9%        1.2%        1.8%

      Marketing and sales expenses for the three-month and six-month periods ended March 29, 1998 increased $0.8 and $1.6 million, but decreased as a percentage of revenue, over the corresponding periods in the prior fiscal year as a result of higher compensation costs associated with increasing revenues and orders.

      Research and development expenditures, net of software capitalization, totaled $3.7 million and $3.5 million in the second quarter of fiscal 1998 and 1997, respectively. Year-to-date research and development expenditures, net of software capitalization, were $8.1 million and $6.8 million in fiscal 1998 and 1997, respectively. Research and development expenses for the three- and six-month periods ended March 29, 1998 increased on a gross basis, as a percentage of revenue, when compared to the same periods in the prior fiscal year. These increases resulted primarily from additional investments by the Company to maintain and enhance its radiology and nuclear medicine products. These additional investments were partially offset by the decrease in costs associated with the discontinuation of the Company's LabStat product. See Note 7 of Notes to Condensed Consolidated Financial Statements. The increases in gross research and development expenses were partially offset by an increase in capitalized software costs to $2.3 million in the second quarter of fiscal from $1.1 million in the corresponding quarter in fiscal 1997.

      General and administrative expenses increased in dollar volume for the three- and six-month periods ended March 29, 1998, but decreased as a percentage of revenue due to higher sales. Goodwill amortization increased as a percentage of revenue in the three-month and six-month periods of fiscal 1998 compared to the corresponding periods of fiscal 1997. The increases in general and administrative expenses and amortization of goodwill resulted principally from the acquisitions made in fiscal 1998. See Note 11 of Notes to Condensed Consolidated Financial Statements.

      The Company took a one-time charge to operating expense of $12.9 million in first quarter of fiscal 1998 in connection with its decision to discontinue its LabStat product. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

      Other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for the quarter and on a year to date basis due primarily to foreign currency gains during the second quarter of fiscal 1998.

Income Taxes:

      The effective tax rate as a percentage of pretax income was 39.0% for the first six months of fiscal 1998, compared with 36.3% for the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

       The Company believes its available cash resources, generated primarily from operations, lease financing and credit lines will provide adequate funds to finance the Company's operations in fiscal 1998.

      The Company's ratio of current assets to current liabilities was
1.9 to one, while working capital for the first six months of fiscal 1998 decreased $1.8 million to $74.9 from $76.7 for the same period in fiscal 1997.

      Cash and cash equivalents at the end of the second quarter of fiscal 1998 were unchanged from the end of the fourth quarter of fiscal 1997, compared to an increase of $2.3 million for the corresponding period in fiscal 1997. The fiscal 1998 activity consisted primarily of
(i) an increase in accounts receivable; (ii) an increase in goodwill; and (iii) an increase in borrowing compared with the same period in fiscal 1997. The increase in accounts receivable resulted from higher revenues, the lengthening of customer payment terms to meet competitive conditions, and an increase in international business, as well as delays in product installations and implementations due to customer site preparation and other factors, which delayed final acceptance payments. These items were partially offset by lower prepaid expense and an increase in accounts payable and accrued liabilities, all of which resulted from increased purchasing to support the higher sales volume.

      Cash of $12.7 million was used for investing activities the acquisitions of Southern Cats, CT Solutions and ONES in the first six months of fiscal 1998.

      Financing activities provided $11.6 million in cash in the first six months of fiscal 1998. This was primarily attributable to increased borrowings for the purchase of CT Solutions and ONES and common stock issued to employees under the Company's employee stock purchase and option plans.

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

Competition

      The markets served by the Company are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of the Company's competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or marketed by the Company or that could render the Company's products obsolete or noncompetitive. The introduction by certain of the Company's nuclear medicine competitors of new products in fiscal 1997 resulted in a decrease in the Company's market share for that year and for the six-month period ended March 31, 1998. In the future, these products may continue to have an adverse effect on the Company's market share.

Dependence on New Products and Product Enhancements

       ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the nuclear medicine market is highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as MCD and MCD/AC in order to pursue its growth strategy. Failure of the Company to develop, market and sell its products effectively in future periods could have a material adverse effect on the Company's results of operations.

       The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. The success of MCD depends on a number of factors, including the commercial availability of, fluoro-deoxy-glucose ("FDG") and the establishment by the Health Care Financing Administration of reimbursement amounts for MCD scans. Continued uncertainty concerning the commercial supply of FDG and the timing and amount of reimbursement could have an adverse effect on sales of MCD, which could have a material adverse effect on the Company's results of operations.

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

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems, for Year 2000 compliance. Management is in the process of assessing the Year 2000 compliance expense and any related potential effect on the Company's earnings.

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


Intellectual Property Rights

      The Company's success depends in part on its continued ability to obtain patents, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be n assurance that pending patent applications will mature into issued patent or that third parties will not make claims of infringement against the Company's products or technologies or will not be issued patents that ma require payment of license fees by the Company or prevent the sale of certain products by the Company.

Reliance on Suppliers

      Certain components used by the Company to manufacture its product such as the sodium iodide crystals used in the Company's nuclear medicine systems are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its healthcare information systems products. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

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

                       PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

        Not applicable.

Item 2.  Changes in Securities

       (c) On March 26, 1998, the Company issued 43,404 shares of common stock to Bain & Company, Inc. ("Bain") upon the exercise by Bain of a warrant to purchase 60,000 shares of Company common stock granted Bain in August 1994 (the "Warrant"). The exercise price of $390,000 was paid by the surrender of 16,596 shares under the Warrant. The shares were offered and sold to Bain pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 1998 Annual Meeting of Shareholders on March 5, 1998 (the "Annual Meeting").

(b) At the Annual Meeting, the following directors were duly elected:  Stanley
D. Czerwinski, R. Andrew Eckert, Graham O. King, David L. Lowe, Edmund H. Shea, Jr. and F. David Rollo.

(c) At the Annual Meeting, the following votes were cast for each of the items voted upon at the meeting:

          1) Election of Directors:

                                       In Favor       Withheld

      Stanley D. Czerwinski           16,135,010      816,204
      R. Andrew Eckert                16,462,343      488,871
      Graham O. King                  16,469,222      481,992
      David L. Lowe                   16,462,701      488,513
      F. David Rollo                  16,469,022      482,192
      Edmund H. Shea, Jr.             16,465,011      486,203

           2) Proposal to approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares authorized thereunder by 847,000 shares: FOR - 10,567,703; AGAINST - 2,079,618; ABSTAIN - 273,074; and
BROKER NON-VOTES - 4,030,819.

           3) Proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the shares authorized thereunder by 100,000 shares: FOR - 11,872,589; AGAINST - 797,828; ABSTAIN - 249,976; and BROKER NON-VOTES - 4,030,821.


           4) Proposal to ratify the adoption by the Company's subsidiary, ADAC Healthcare Information Systems, Inc., of its 1997 Stock Option Plan: FOR - 7,775,906; AGAINST - 4,879,914; ABSTAIN - 264,572; and
BROKER NON-VOTES - 4,030,822.


Item 5.  Other Information

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

        10.21 Amendment No. 7 to 1992 Stock Option Plan

        10.22 Amendment No. 2 to Employee Stock Purchase Plan (1994)

        27    Financial Data Schedule

(b)     Form 8-K Reports:

        None filed during the fiscal quarter described in this Report on Form 10-Q.










                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1998
                                                ADAC Laboratories
                                                (Registrant)


                                                BY: /s/ P. Andre' Simone

                                                P. Andre' Simone
                                                Vice President and Chief
                                                Financial Officer





EXHIBIT INDEX



27      Financial Data Schedule