Form 10-Q/A
period 1998-03-29
ADAC LABORATORIES
filed 1998-06-17
CIK 313798

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                             ADAC LABORATORIES
                         QUARTERLY REPORT ON FORM-10Q/A

                                  INDEX




                                                                            Page
Part I. Financial Information

        Item 1.  Financial Statements

        Condensed Consolidated Statements of Operations for the Three-Month
        And Six-Month Periods Ended March 29, 1998 and March 30, 1997          3

        Condensed Consolidated Balance Sheets at March 29, 1998 and
        September 29, 1997                                                     4

        Condensed Consolidated Statements of Cash Flows for the Six-Month
        Periods Ended March 29, 1998 and March 30, 1997                        5

        Notes to Condensed Consolidated Financial Statements                 6-9


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9-16


Part II.        Other Information

       Item 5.  Other Information                                             17

       Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                                    19

Exhibit Index                                                                 20


        10.21 Amendment No. 7 to 1992 Stock Option Plan

        10.22 Amendment No. 2 to Employee Stock Purchase Plan (1994)

        27    Financial Data Schedule

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                   ADAC LABORATORIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                 Three Months Ended       Six Months Ended
                              ------------------------ -----------------------
                                March 29,    March 30,   March 29,   March 30,
                                     1998         1997        1998        1997
                              -----------  ----------- ----------- -----------
REVENUES, NET:
  Product                        $56,584      $52,922    $112,437    $104,526
  Service                         20,794       17,054      40,464      33,815
                              -----------  ----------- ----------- -----------
                                  77,378       69,976     152,901     138,341
                              -----------  ----------- ----------- -----------
COST OF REVENUES:
  Product                         31,046       30,222      62,385      60,262
  Service                         13,388       10,766      25,664      21,564
  Discontinued product                --           --       3,500          --
                              -----------  ----------- ----------- -----------
                                  44,434       40,988      91,549      81,826
                              -----------  ----------- ----------- -----------
Gross Profit                      32,944       28,988      61,352      56,515
                              -----------  ----------- ----------- -----------
OPERATING EXPENSES:
  Marketing and sales             11,549       10,784      23,150      21,521
  Research and development         3,704        3,548       8,065       6,797
  General and administrative       4,830        4,424       9,115       8,670
  Goodwill amortization              428          198         803         396
  Discontinued product                --           --      12,900          --
                              -----------  ----------- ----------- -----------
                                  20,511       18,954      54,033      37,384
                              -----------  ----------- ----------- -----------
Operating Income                  12,433       10,034       7,319      19,131

Interest and other
  expense, net                       951        1,318       1,900       2,420
                              -----------  ----------- ----------- -----------
Income before provision
  for income taxes                11,482        8,716       5,419      16,711
Provision for income taxes         4,478        3,164       2,113       6,066
                              -----------  ----------- ----------- -----------
Net income                        $7,004       $5,552      $3,306     $10,645
                              ===========  =========== =========== ===========

Net income:
  Basic                            $0.36        $0.30       $0.17       $0.59
                              ===========  =========== =========== ===========
  Diluted                          $0.35        $0.29       $0.17       $0.55
                              ===========  =========== =========== ===========
Number of shares used in
  per share calculations:
  Basic                           19,195       18,246      19,082      18,071
                              ===========  =========== =========== ===========
  Diluted                         20,192       19,434      20,015      19,303
                              ===========  =========== =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (AMOUNTS IN THOUSANDS)

                                                    March 29,      September 28,
                                                         1998              1997
                                                    (UNAUDITED)
                                                    ------------   ------------
     ASSETS
Current assets:
 Cash and cash equivalents                               $5,106         $5,088
 Accounts receivable                                    112,871         99,495
 Inventories                                             32,901         27,534
 Prepaid expenses and other current assets                8,567         10,155
                                                    ------------   ------------
  Total current assets                                  159,445        142,272
                                                    ------------   ------------

Service parts                                            18,573         17,278
Fixed assets                                             10,814         11,555
Capitalized software                                     11,004         14,007
Goodwill                                                 20,891         10,110
Deferred income taxes                                    10,172          8,249
Other assets                                              3,064          3,524
                                                    ------------   ------------
    Total Assets                                       $233,963       $206,995
                                                    ============   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable to banks                                 $29,704        $22,217
 Accounts payable                                        17,363         10,543
 Deferred revenues                                       10,013         11,561
 Customer deposits and advance billings                   2,140          2,841
 Accrued compensation                                     6,232          7,522
 Other accrued liabilities                               19,102         11,115
                                                    ------------   ------------
  Total current liabilities                              84,554         65,799
                                                    ------------   ------------

Deferred income taxes                                     9,532         11,103
Liabilities and deferred credits                         3,630          3,596
                                                    ------------   ------------
  Total Liabilities                                      97,716         80,498
                                                    ------------   ------------

     SHAREHOLDERS' EQUITY
 Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none;                              -              -
 Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 19,427 shares at
    March 29, 1998 and 18,812 shares at
    September 28, 1997                                  130,701        123,269
 Retained earnings                                        8,899          5,593
 Translation adjustment                                  (3,353)        (2,365)
                                                    ------------   ------------
 Total Shareholders' Equity                             136,247        126,497
                                                    ------------   ------------
    Total Liabilities and Shareholders' Equity         $233,963       $206,995
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

                                ADAC LABORATORIES
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                   ------------------------
                                                   March 29,    March 30,
                                                        1998         1997
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $3,306      $10,645

Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                         5,443        4,890
  Provision for product returns and doubtful
    accounts                                            1,886        1,276
  Deferred income taxes                                (3,499)       1,047
  Inventory allowance                                    (141)       3,701
  Discontinued products                                16,400

  Changes in assets and liabilities:
   Accounts receivable                                (20,388)      (9,993)
   Inventories                                         (7,827)         406
   Prepaid expenses and other current assets            1,596          556
   Service parts                                       (1,824)      (1,358)
   Accounts payable                                     6,155       (3,638)
   Deferred revenues                                   (1,960)      (2,203)
   Customer deposits and advance billings                (154)        (922)
   Accrued compensation                                  (701)        (411)
   Other accrued liabilities                           (1,290)         738
   Non-current liabilities and deferred credits         6,723        2,072
                                                   -----------  -----------
   Cash provided by operating activities                3,725        6,806
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (1,630)      (2,600)
  Increase in other assets                            (11,155)      (3,434)
  Acquisitions, net of cash acquired                   (1,493)
                                                   -----------  -----------
   Cash used in investing activities                  (14,278)      (6,034)
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings (repayments) under short-term
    debt arrangements, net                              6,929         (427)
  Dividends paid                                                    (2,137)
  Proceeds from issuance of common stock, net           4,630        5,271
                                                   -----------  -----------
   Cash provided by financing activities               11,559        2,707
                                                   -----------  -----------
Effect of exchange rates on cash                         (988)      (1,152)
                                                   -----------  -----------
Net increase in cash and cash equivalents                  18        2,327

Cash and cash equivalents, at beginning of
   the period                                           5,088        3,081
                                                   -----------  -----------
Cash and cash equivalents, at end of the
   period                                              $5,106       $5,408
                                                   ===========  ===========

Supplemental cash flow disclosure:
  Interest paid                                        $1,983       $1,999
  Income taxes paid                                    $2,668       $1,602
  Noncash investing activities:

        Issuance of common stock pursuant to the acquisition of SCI (see Note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.      Basis of Presentation

        The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three- and six-month periods ended March 29, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

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

        The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                Three Months Ended          Six Months Ended
(Dollar amounts in thousands,   March 29,    March 30,    March 29,    March 30,
  except per share data)             1998         1997         1998         1997
----------------------------  -----------  -----------  -----------  -----------
Basic EPS: Net Income              $7,004       $5,552       $3,306      $10,645
Denominator: Weighted Average
  Common Shares Outstanding        19,195       18,246       19,082       18,071
                              -----------  -----------  -----------  -----------
Basic EPS                           $ .36        $ .30        $ .17        $ .59
                              ===========  ===========  ===========  ===========

Diluted EPS: Net Income            $7,004       $5,552       $3,306      $10,645
Denominator: Weighted Average
  Common Shares Outstanding        19,195       18,246       19,082       18,071
Options                               997        1,188          933        1,232
                              -----------  -----------  -----------  -----------
Total Shares                       20,192       19,434       20,015       19,303
                              -----------  -----------  -----------  -----------
Diluted EPS                         $ .35        $ .29        $ .17        $ .55
                              ===========  ===========  ===========  ===========

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

                              ADAC LABORATORIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

11.     Acquisitions

      In October 1997, the Company acquired substantially all of the assets of Southern Cats, Inc. and its affiliates (Southern Cats) in exchange for 139,131 shares of the Company's common stock. Southern Cats was an independent provider of computed tomography and X-ray

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

        In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP 97-2"), "Software Revenue Recognition". This SOP supersedes "SOP 91-1", Software Revenue Recognition. The Company will comply with the requirements of "SOP 97-2" in fiscal year 1999. The Company is currently assessing the implications of this new statement and the impact of its implementation on the Company's consolidated financial statements.


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

Year-to-date revenues increased 11%, or $14.6 million, over the $138.3 million for the same period in fiscal 1997. Excluding the discontinued product charge associated with the write-off of the DSA assets in the first quarter of fiscal 1998, gross profit for the first six months of fiscal 1998 was $64.9 million, a 15% increase over the $56.5 million generated in the same period in fiscal 1997. Including this charge, gross profit was $61.4 million for the first six months of fiscal 1998. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

                                   Three Months Ended        Six Months Ended
                                ------------------------ -----------------------
                                  March 29,   March 30,   March 29,   March 30,
(Dollar Amounts in Thousands)          1998        1997        1998        1997
-----------------------------   -----------  ----------- ----------- -----------
Revenues:
  Product                         $50,480     $48,759    $102,673     $93,771
  Service                          16,587      13,080      32,170      25,843

Geographical mix:
  North America                      84.8%       78.9%       80.4%       78.4%
  Europe                             12.1%        9.6%       13.4%       12.5%
  Latin America, Japan and Asia       3.1%       11.5%        6.2%        9.1%

Gross margin before discontinued
 product charge
  Product                            45.6%       43.1%       45.5%       42.7%
  Service                            32.1%       33.3%       33.7%       32.3%

Gross margin after discontinued
 product charge
  Product                            45.6%       43.1%       42.1%       42.7%
  Service                            32.1%       33.3%       33.7%       32.3%

Medical Systems' product revenues for the three- and six-month periods ended March 29, 1998 increased 4% and 9%, respectively, over the same periods in fiscal 1997. Product revenue growth was driven principally by sales of the Company's RTP product, Pinnacle3(TM), and, to a lesser extent, by sales of refurbished equipment through AMT, and the company's newest business initiative ADAC Multi-Modality Services
(AMMS). RTP product revenues for the three-month and six-month periods ended March 29, 1998 increased 74% and 95%, respectively, over the same periods in fiscal 1997. These increases were partially offset by a decline in nuclear revenues of 10% and 4% over the corresponding periods in fiscal 1997. Nuclear medicine revenues decreased largely as a result of weaker Asian and Latin American markets as well as, a decline in unit sales of MCD for the three- and six-month periods ended March 31, 1998 compared to the corresponding periods in fiscal 1997. See "Business Considerations -- Dependence on New Products and Product Enhancements".

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

Healthcare Information Systems (HCIS)

        HCIS has historically generated revenues from the sale of laboratory, radiology and cardiology information systems, which include hardware and software, as well as from the provision of service for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $12.9 million to discontinue development and marketing of its LabStat product. See Note 7 of Notes to Condensed Consolidated Financial Statements. As a result, in the future HCIS revenues will be derived primarily from the sale and support of radiology information systems. All of the Company's HCIS revenues are generated in North America. Summary information related to HCIS' product and service revenues and gross profit margins for the three- and six-month periods ended March 29, 1998 compared to the corresponding periods in fiscal 1997 are as follows:

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

        HCIS' product revenues for the second quarter of fiscal 1998 increased 51% over the same quarter of fiscal 1997 due to increased sales of the Company's radiology information system (QuadRIS)(TM). Product gross margins also increased over the same period due to an increase in QuadRIS sales and cost reductions associated with the LabStat(TM) write-off. See Note 7 of Notes to Condensed Consolidated Financial Statements. The results for the six-month period ended March 29, 1998 were significantly impacted by the LabStat write-off and accordingly, the Company does not believe these results are indicative of the future financial performance of HCIS.

        HCIS service revenues increased slightly for the three- and six-month periods ended March 29, 1998 from the corresponding periods in fiscal 1997 due principally to higher radiology service revenues. However, service gross margins decreased year-to-date due to lower dollar volume in service renewals from HCIS' legacy client base and increased personnel and support costs. Weaker margins from the first quarter of fiscal 1998 were partially offset by higher margins in the second quarter of fiscal 1998.

Operating and Other Expenses:

As a percentage of total revenue, the Company's operating and other expenses for the three- and six-month periods ended March 29, 1998 are as follows:

                                Three Months Ended        Six Months Ended
                              ------------------------ -----------------------
                                March 29,    March 30,   March 29,   March 30,
                                     1998         1997        1998        1997
                              -----------  ----------- ----------- -----------
OPERATING EXPENSES:
  Marketing and sales               14.9%        15.4%       15.1%       15.6%
  Research and development           4.8%         5.1%        5.3%        4.9%
  General and administrative         6.2%         6.3%        6.0%        6.3%
  Goodwill amortization              0.6%         0.3%        0.5%        0.3%
  Discontinued product charge        0.0%         0.0%        8.4%        0.0%
                              -----------  ----------- ----------- -----------
                                    26.5%        27.1%       35.3%       27.1%
                              ===========  =========== =========== ===========
Interest and other expense, net      1.2%         1.9%        1.2%        1.8%

      Marketing and sales expenses for the three-month and six-month periods ended March 29, 1998 increased $0.8 and $1.6 million, but decreased as a percentage of revenue, over the corresponding periods in the prior fiscal year as a result of higher compensation costs associated with increasing revenues and orders.

      Research and development expenditures, net of software capitalization, totaled $3.7 million and $3.5 million in the second
quarter of fiscal 1998 and 1997, respectively.   Year-to-date research
and development expenditures, net of software capitalization, were $8.1 million and $6.8 million in fiscal 1998 and 1997, respectively. Research and development expenses for the three- and six-month periods ended March 29, 1998 increased on a gross basis, as a percentage of revenue, when compared to the same periods in the prior fiscal year. These increases resulted primarily from additional investments by the Company to maintain and enhance its radiology and nuclear medicine products. These additional investments were partially offset by the decrease in costs associated with the discontinuation of the Company's LabStat product. See Note 7 of Notes to Condensed Consolidated Financial Statements. The increases in gross research and development expenses were partially offset by an increase in capitalized software costs to $2.3 million in the second quarter of fiscal 1998 from $1.1 million in the corresponding quarter in fiscal 1997.

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

      The Company took a one-time charge to operating expense of $12.9 million in the first quarter of fiscal 1998 in connection with its decision to discontinue its LabStat product. See Note 7 of Notes to Condensed Consolidated Financial Statements.

      Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for the quarter and on a year to date basis due primarily to foreign currency gains during the second quarter of fiscal 1998.

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

      Cash of 12.7 million was used for investing activities in the first six months of fiscal 1998. This activity consisted principally of the acquisitions of CT Solutions and ONES.

      Financing activities provided $11.6 million of cash in the first six months of fiscal 1998. This was primarily attributable to increased borrowings for the purchase of CT Solutions and ONES and common stock issued to employees under the Company's employee stock purchase and option plans.

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


Date:  June 16, 1998
                                                ADAC Laboratories
                                                (Registrant)


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