Form 10-Q
period 1998-06-28
ADAC LABORATORIES
filed 1998-08-12
CIK 313798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF     1934

                  For the quarterly period ended June 28, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________

                          Commission file number 0-9428

                                ADAC LABORATORIES
                                ---- ------------
             (Exact name of registrant as specified in its charter)

                    California                        94-1725806
          -------------------------------         -------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

                 540 Alder Drive
               Milpitas, California                      95035
     --------------------------------------------     -----------
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

Number of shares of common stock, no par value, outstanding at August 7, 1998, 20,033,771.

(This  document  contains  a  total  of  20  pages)

                                ADAC LABORATORIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----
Part I.  Financial  Information

Item 1.  Financial  Statements

         Condensed Consolidated Statements of Operations for the Three-Month
         And Nine-Month Periods Ended June 28, 1998 and June 29, 1997          3

         Condensed Consolidated Balance Sheets at June 28, 1998 and
         September 28, 1997                                                    4

         Condensed Consolidated Statements of Cash Flows for the Nine-Month
         Periods Ended June 28, 1998 and June 29, 1997                         5

         Notes to Condensed Consolidated Financial Statements                6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-16

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18

         Exhibit Index                                                        19

         27  Financial  Data  Schedule

  PART I - FINANCIAL INFORMATION

                                ADAC LABORATORIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE                NINE
                                          MONTHS ENDED         MONTHS ENDED
                                      --------------------  --------------------
                                       JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                          1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
REVENUES, NET:
  Product. . . . . . . . . . . . . .  $  62,521  $  53,657  $ 174,958  $ 158,183
  Service. . . . . . . . . . . . . .     21,000     17,853     61,464     51,668
                                      ---------  ---------  ---------  ---------
                                         83,521     71,510    236,422    209,851
                                      ---------  ---------  ---------  ---------
COST OF REVENUES:
  Product. . . . . . . . . . . . . .     32,923     30,799     95,308     91,061
  Service. . . . . . . . . . . . . .     14,352     11,042     40,016     32,606
  Discontinued product                               3,500
                                         47,275     41,841    138,824    123,667
                                      ---------  ---------  ---------  ---------

GROSS PROFIT . . . . . . . . . . . .     36,246     29,669     97,598     86,184
                                      ---------  ---------  ---------  ---------

OPERATING EXPENSES:
  Marketing and sales. . . . . . . .     12,671     10,313     35,821     31,834
  Research and development . . . . .      3,789      4,018     11,854     10,815
  General and administrative . . . .      5,455      4,514     14,570     13,184
  Goodwill . . . . . . . . . . . . .        471        198      1,274        594
  In-process research and development
  and acquisition expenses                           5,862                 5,862
  Discontinued product                                         12,900
                                      ---------  ---------  ---------  ---------

                                         22,386     24,905     76,419     62,289
                                      ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . .     13,860      4,764     21,179     23,895
                                      ---------  ---------  ---------  ---------

Other expense, net . . . . . . . . .      1,565      1,336      3,465      3,756
                                      ---------  ---------  ---------  ---------

INCOME BEFORE PROVISION
  FOR INCOME TAXES . . . . . . . . .     12,295      3,428     17,714     20,139

Provision for income tax . . . . . .      4,795      3,322      6,908      9,388
                                      ---------  ---------  ---------  ---------


NET INCOME . . . . . . . . . . . . .  $   7,500  $     106  $  10,806  $  10,751
                                      =========  =========  =========  =========

NET INCOME PER SHARE
Basic. . . . . . . . . . . . . . . .  $     .38  $     .01  $     .56  $     .59
                                      =========  =========  =========  =========
Diluted. . . . . . . . . . . . . . .  $     .37  $     .01  $     .54  $     .55
                                      =========  =========  =========  =========

NUMBER OF SHARES USED IN PER
SHARE CALCULATION
Basic. . . . . . . . . . . . . . . .     19,729     18,587     19,298     18,306
                                      =========  =========  =========  =========
Diluted. . . . . . . . . . . . . . .     20,534     19,705     20,190     19,470
                                      =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                 JUNE 28,       SEPTEMBER 28,
                                                   1998                 1997
                                               (UNAUDITED)
                                               ------------     --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents. . . . . . . . .  $     9,029      $        5,088
   Accounts receivable. . . . . . . . . . . .      126,654              99,495
   Inventories. . . . . . . . . . . . . . . .       37,631              27,534
   Prepaid expenses and other current assets.        6,624              10,155
                                               ------------     ---------------

TOTAL CURRENT ASSETS. . . . . . . . . . . . .      179,938             142,272

   Service parts. . . . . . . . . . . . . . .       18,823              17,278
   Fixed assets . . . . . . . . . . . . . . .       11,312              11,555
   Capitalized software . . . . . . . . . . .       12,441              14,007
   Goodwill . . . . . . . . . . . . . . . . .       20,671              10,110
   Deferred income taxes. . . . . . . . . . .        8,879               8,249
   Other assets . . . . . . . . . . . . . . .        2,692               3,524
                                               ------------     ---------------

   TOTAL ASSETS . . . . . . . . . . . . . . .  $   254,756      $      206,995
                                               ============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks . . . . . . . . . .  $    32,659      $       22,217
   Accounts payable . . . . . . . . . . . . .       18,847              10,543
   Deferred revenues. . . . . . . . . . . . .        8,398              11,561
   Customer deposits and advance billings . .        3,775               2,841
   Accrued compensation . . . . . . . . . . .        9,053               7,522
   Other accrued liabilities. . . . . . . . .       18,514              11,115
                                               ------------     ---------------

TOTAL CURRENT LIABILITIES . . . . . . . . . .       91,246              65,799

Deferred income taxes . . . . . . . . . . . .       10,097              11,103
Liabilities and deferred credits. . . . . . .        3,790               3,596
                                               ------------     ---------------

   TOTAL LIABILITIES. . . . . . . . . . . . .      105,133              80,498
                                               ------------     ---------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
Common stock, no par value:
   Authorized:  50,000 shares;
   Issued and outstanding: 19,913 shares at
June 28, 1998 and 18,812 shares at
      September 28, 1997. . . . . . . . . . .      136,495             123,269
   Retained earnings. . . . . . . . . . . . .       16,398               5,593
   Translation adjustment . . . . . . . . . .       (3,270)             (2,365)
                                               ------------     ---------------

   TOTAL SHAREHOLDERS' EQUITY . . . . . . . .      149,623             126,497
                                               ------------     ---------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   254,756      $      206,995
                                               ============     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                         NINE  MONTHS  ENDED
                                                       ----------------------
                                                         JUNE 28,    JUNE 29,
                                                            1998        1997
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . .  $  10,806  $  10,751
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . .      7,635      7,074
     Provision for product returns and doubtful
     accounts . . . . . . . . . . . . . . . . . . . .      3,156      2,021
     Deferred income taxes. . . . . . . . . . . . . .     (1,871)       147
     Inventory allowance. . . . . . . . . . . . . . .     (1,812)     3,659
     Discontinued products. . . . . . . . . . . . . .     16,400

     Changes in assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . .    (35,830)   (16,932)
 Inventories. . . . . . . . . . . . . . . . . . . . .    (11,439)     2,287
 Prepaid expenses and other current assets. . . . . .      2,520        297
 Service parts. . . . . . . . . . . . . . . . . . . .     (2,166)    (2,109)
 Accounts payable . . . . . . . . . . . . . . . . . .      7,639     (4,752)
 Deferred revenues. . . . . . . . . . . . . . . . . .     (3,575)    (1,227)
 Customer deposits and advance billings . . . . . . .        934       (194)
 Accrued compensation . . . . . . . . . . . . . . . .      1,533        393
 Other accrued liabilities. . . . . . . . . . . . . .      5,439      5,851
 Non-current liabilities and deferred credits . . . .       (594)    (1,492)
-----------------------------------------------------  ----------  ---------
Cash provided by (used in) operating activities . . .     (1,225)     5,774
-----------------------------------------------------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . .     (3,317)    (4,087)
  Increase in other assets. . . . . . . . . . . . . .     (6,354)    (3,825)
  Acquisitions, net of cash acquired. . . . . . . . .     (3,934)
-----------------------------------------------------  ----------  ---------
Cash used in investing activities . . . . . . . . . .    (13,605)    (7,912)
-----------------------------------------------------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short term
     debt arrangements, net . . . . . . . . . . . . .      9,250     (3,328)
  Dividends paid. . . . . . . . . . . . . . . . . . .                (2,137)
  Proceeds from issuance of common stock, net . . . .     10,426     12,111
-----------------------------------------------------  ---------- ----------
Cash provided by financing activities . . . . . . . .     19,676      6,646
Effect of exchange rates on cash. . . . . . . . . . .       (905)    (1,446)
-----------------------------------------------------  ---------- ----------

Net increase in cash and cash equivalents . . . . . .      3,941      3,062
Cash and cash equivalents, at beginning of the period      5,088      3,081
------------------------------------------------------  ---------- ----------

Cash and cash equivalents, at end of the period . . .  $   9,029  $   6,143
------------------------------------------------------  ---------- ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid . . . . . . . . . . . . . . . . . . .  $   3,160  $   2,962
  Income taxes paid . . . . . . . . . . . . . . . . .  $   5,046  $   2,464
  NONCASH INVESTING ACTIVITIES:
    Issuance of common stock pursuant to the acquisition of Southern Cats. See Note 11.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ADAC  LABORATORIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Basis  of  Presentation
       -----------------------

     The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine-month periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended
September  28,  1997.

     The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.     Net  Income  Per  Share
       -----------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share (EPS).
SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements, for all entities with complex capital structures. Basic
EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. This statement also requires a reconciliation of the numerator and denominator of the diluted EPS computation. EPS data for the period ended June 28, 1998 and all prior periods have been restated to conform with the provisions of this statement.

     The following is a reconciliation of the numerator (net income)and denominator (number of shares) used in the basic and diluted EPS calculation:


                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                --------------------  --------------------
 (DOLLAR AMOUNTS IN THOUSANDS    JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
 EXCEPT PER SHARE DATA)           1998       1997       1998       1997
------------------------------  ---------  ---------  ---------  ---------
Basic EPS: Net Income. . . . .  $   7,500  $     106  $  10,806  $  10,751
Denominator: Weighted Average
   Common Shares Outstanding .     19,729     18,587     19,298     18,306
Basic EPS. . . . . . . . . . .  $     .38  $     .01  $     .56  $     .59
                                =========  =========  =========  =========

Diluted EPS: Net Income. . . .  $   7,500  $     106  $  10,806  $  10,751
Denominator: Weighted Average
   Common Shares Outstanding .     19,729     18,587     19,298     18,306
Options. . . . . . . . . . . .        805      1,118        892      1,164
Total Shares . . . . . . . . .     20,534     19,705     20,190     19,470
                                =========  =========  =========  =========
Diluted EPS. . . . . . . . . .  $     .37  $     .01  $     .54  $     .55
                                =========  =========  =========  =========



3.     Depreciation  and  Amortization
       -------------------------------

     Depreciation and amortization was approximately $2.2 million and $2.6 million for the three-month periods ended June 28, 1998 and June 29, 1997, respectively.

                                ADAC LABORATORIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.     Inventories
       -----------

                                JUNE 28,   SEPTEMBER 28,
(Dollar amounts in thousands)      1998            1997
-----------------------------  ---------  --------------
Purchased parts and
   Sub-assemblies . . . . . .  $  18,297  $       14,327
Work in process . . . . . . .      4,152           3,175
Finished goods. . . . . . . .     15,182          10,032
                               ---------  --------------
                               $  37,631  $       27,534
                               =========  ==============


5.     Fixed  Assets
       -------------

                                  JUNE 28,    SEPTEMBER 28,
(Dollar amounts in thousands)        1998             1997
------------------------------  ----------  ---------------
Production and test equipment.  $   4,022   $        9,144
Field service equipment. . . .      1,251            2,443
Office and demonstration
   Equipment . . . . . . . . .     14,865           16,932
Leasehold improvements . . . .      1,042            1,181
                                ----------  ---------------
                                   21,180           29,700
Less accumulated depreciation
  and amortization . . . . . .     (9,868)         (18,145)
                                ----------  ---------------
                                $  11,312   $       11,555
                                ==========  ===============


6.     Other  Accrued  Liabilities
       ---------------------------

                                JUNE 28,   SEPTEMBER 28,
(Dollar amounts in thousands)      1998            1997
-----------------------------  ---------  --------------
Accrued customer service
   costs. . . . . . . . . . .  $   7,516  $        4,495
Other accrued expenses. . . .     10,998           6,620
                               ---------  --------------
                               $  18,514  $       11,115
                               =========  ==============


7.     Discontinued  product  charges
       ------------------------------

     On February 10, 1998, the Company decided to discontinue its Healthcare Information Systems (HCIS) product, LabStat , while retaining the HCIS laboratory support and maintenance business. The decision was made after it was determined that continuing development and marketing of LabStat was not in the best interest of the Company and its shareholders and that all meaningful discussions with possible strategic partners had ceased.

     The Company's decision to discontinue LabStat resulted in a one-time discontinued product charge of $12.9 million in the first quarter of fiscal 1998. The charge was a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat had become impaired as a result of the discontinuation. The discontinued product charge, consisting principally of non-cash charges, included the write-off of $6.3 million of receivables, $5.7 million of capitalized software and $.9 million of fixed assets that were specifically utilized in the LabStat product. The Company did not incur any material costs in the second or third quarters of fiscal 1998 in relation to these activities.

                                ADAC LABORATORIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

8.     Income  Taxes
       -------------

     The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     The provisions for income taxes for each of the nine-month periods ended June 28, 1998 and June 29, 1997 are based on the estimated effective income tax rates for the fiscal years ending September 27, 1998 and September 28, 1997 of 39.0% and 36.3%, respectively, excluding with respect to fiscal 1997 the effects of a one-time charge taken by the Company in the third quarter for in-process research and development and other acquisition costs and expenses.

9.     Credit  and  Borrowing  Arrangements
       ------------------------------------

     The Company has a $60 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 30, 1999. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. Borrowings are generally repaid within 90 days. At June 28, 1998, the Company had $27.3 million available for borrowing under this facility.

10.     Litigation
        ----------

     The Company is a defendant in various legal proceedings incidental to its business. While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position or results of operations.

11.     Acquisitions
        ------------

      In October 1997, the Company acquired substantially all of the assets of Southern Cats, Inc. and its affiliates (Southern Cats) in exchange for 139,131 shares of the Company's common stock. Southern Cats was an independent provider of computed tomography and X-ray equipment refurbishment and service. The acquisition was accounted for using the purchase method of accounting.

     In January 1998, the Company acquired CT Solutions, Inc. (CT Solutions) and O.N.E.S. Medical Services, Inc. (ONES) for cash. CT Solutions was an Independent provider of computed tomography refurbished equipment and service. ONES was a provider of nuclear medicine service and refurbished equipment. The acquisitions were accounted for using the purchase method of accounting.

     None of the acquisitions discussed above are material to the financial position or results of operations of the Company.

                                ADAC LABORATORIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


12.     Recent  Pronouncements
        ----------------------

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

     In June 1997, Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999. The Company is evaluating alternative formats for presenting this information.

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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month and nine-month periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

     Previously the results of the Company's Radiation Therapy Planning (RTP) division were considered immaterial and included, for the purposes of the Management Discussion and Analysis, as part of Medical Systems. However, due to RTP's continued growth, its results are now presented with the Company's other software business (Healthcare Information Systems). All historical data and comparisons have been restated to reflect this change.

RESULTS  OF  OPERATIONS

THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 28, 1998 COMPARED TO THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 29, 1997

     Revenues for the third quarter of fiscal 1998 increased 17%, or $12.0 million, over the third quarter fiscal 1997 revenues of $71.5 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 76% and 82% of the Company's total revenues for the third quarter of fiscal 1998 and 1997, respectively. Revenues from the Company's Software Business represented approximately 24% and 18% of the Company's total revenues for the third quarter of fiscal 1998 and 1997, respectively.

Year-to-date revenues increased 13%, or $26.6 million, over the $209.9 million for the same period in fiscal 1997. Excluding the discontinued product charge associated with the write-off of the DSA assets in the first quarter of fiscal 1998, gross profit for the first nine months of fiscal 1998 was $101.1 million, a 17% increase over the $86.2 million generated in the same period in fiscal 1997. Including this charge, gross profit was $97.6 million for the first nine months of fiscal 1998. See Note 7 of Notes to Condensed Consolidated Financial Statements.

MEDICAL  SYSTEMS

     Medical Systems includes revenues from the sale of the Company's nuclear medicine, ADAC Medical Technologies (AMT) and ADAC Radiology Solutions (ARS) products, as well as customer service related to those products. AMT is engaged in the refurbishment and sale of nuclear medicine equipment. ARS is engaged primarily in the refurbishment, sale and service of third-party computed tomography (CT) equipment. Summary information related to Medical Systems' product and service revenues and gross profit margins for the three-month and nine-month periods ended June 28, 1998 compared to the corresponding periods in fiscal 1997, are as follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                    --------------------- ---------------------
                                      JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
(Dollar amounts in thousands)            1998       1997       1998       1997
----------------------------------  ---------- ---------- ---------- ----------
Revenues:
  Product. . . . . . . . . . . . .  $  46,636  $  44,798  $ 136,126  $ 131,790
  Service. . . . . . . . . . . . .     16,956     14,028     49,127     39,871
                                    ---------- ---------- ---------- ----------
    Total Revenues . . . . . . . .  $  63,592  $  58,826  $ 185,253  $ 171,661
                                    ========== ========== ========== ==========

Product revenue geographical mix:
  North America. . . . . . . . . .       80.2%      71.2%      78.2%      74.1%
  Europe . . . . . . . . . . . . .       13.4%      14.5%      13.7%      13.1%
  Latin America, Japan and Asia. .        6.4%      14.3%       8.1%      12.8%

Gross margin before discontinued
 product charge:
  Product. . . . . . . . . . . . .       42.6%      41.1%      42.1%      41.1%
  Service. . . . . . . . . . . . .       27.6%      36.1%      31.6%      33.6%
    Total Gross Margin . . . . . .       38.6%      39.9%      39.3%      39.4%

Gross margin after discontinued
 product charge:
  Product. . . . . . . . . . . . .       42.6%      41.1%      39.5%      41.1%
  Service. . . . . . . . . . . . .       27.6%      36.1%      31.6%      33.6%
    Total Gross Margin . . . . . .       38.6%      39.9%      37.4%      39.4%

     Medical Systems' product revenues for the three and nine-month periods ended June 28, 1998 increased 4% and 3%, respectively, over the same periods in fiscal 1997. Product revenue growth was driven principally by sales of refurbished CT equipment through the Company's newest business initiative, ARS. Nuclear medicine revenues remained relatively flat due to higher MCD sales offset by weaker Asian and Latin American sales for the three and nine-month periods ended June 28, 1998 compared to the corresponding periods in fiscal 1997.

     Excluding the effects of the discontinued product charge associated with the write-off of the DSA assets in the first quarter of fiscal 1998, gross profit margins for Medical Systems products increased to 42.1% in the first nine months of fiscal 1998. Including this charge, gross profit margins were 39.5% for this period. This compares with gross profit margins of 41.1% for the first nine months of fiscal 1997. See Note 7 of Notes to Condensed Consolidated Financial Statements. Margins before the discontinued product charge increased primarily due to sales of MCD which were partially offset by the lower margins associated with the ARS product sales.

     Medical Systems service revenues for the three and nine-month periods ended June 28, 1998 increased 21% and 23%, respectively, over the same periods in fiscal 1997. These increases resulted from a higher number of customers under service contracts and, to a lesser extent, from the Company's entry into the ARS business in the first half of fiscal 1998 through acquisition. See Note 11 of Notes to Condensed Consolidated Financial Statements. Service margins decreased for the three and nine-month periods ended June 28, 1998, when compared to the same periods in fiscal 1997, due to increased staffing, higher retro-fit costs and lower margins associated with ARS product sales.

SOFTWARE  BUSINESS

      ADAC's Software Business includes Radiation Therapy Planning (RTP) and Healthcare Information Systems (HCIS). RTP revenues are generated primarily from the sale and support of the Company's Pinnacle3TM radiation therapy planning system. HCIS historically generated revenues from the sale of laboratory, radiology and cardiology information systems as well as from the provision of support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $12.9 million to discontinue development and marketing of LabStat . See Note 7 of Notes to Condensed Consolidated Financial Statements. As a result, HCIS' current revenues are derived from the sale and support of radiology and cardiology information systems. Summary information related to the Software Business' product and support revenues and gross profit margins for the three and nine-month periods ended June 28, 1998 compared to the corresponding periods in fiscal 1997, are as follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                    --------------------  ---------------------
                                      JUNE 28,    JUNE 29,  JUNE 28,   JUNE 29,
(Dollar amounts in thousands)            1998       1997       1998       1997
----------------------------------  ---------- ---------- ---------  ---------
Revenues:
  Product. . . . . . . . . . . . .  $  15,885  $   8,834  $  38,832  $  26,122
  Support. . . . . . . . . . . . .      4,044      3,825     12,337     11,797
                                    ---------- ---------- ---------- ----------
    Total Revenues . . . . . . . .  $  19,929  $  12,629  $  51,169  $  37,919
                                    ========== ========== ========== ==========

Product revenue geographical mix:
  North America. . . . . . . . . .       90.0%      87.8%      91.3%      92.9%
  Europe . . . . . . . . . . . . .        6.3%      10.7%       6.7%       5.7%
  Latin America, Japan and Asia. .        3.7%       1.5%       2.0%       1.4%

Gross margin:
  Product. . . . . . . . . . . . .       61.2%      50.0%      57.6%      48.4%
  Support. . . . . . . . . . . . .       48.7%      45.9%      48.1%      47.9%
    Total Gross Margin . . . . . .       58.7%      48.8%      55.3%      48.3%


     Product revenues for the third quarter of fiscal 1998 increased 80% over the same quarter of fiscal 1997 due mainly to an 87% increase in sales of Pinnacle3. Sales of the Company's radiology information system, QuadRIS, also increased 65% over this period from $2.6 million to $4.3 million. The growth of Pinnacle3 and QuadRIS reflects greater penetration of the commercial sector by both these products, and, in the case of QuadRIS, continued growth in government sales under the Company's digital imaging network - picture archiving communications systems (DIN-PACS) contract with the United States Department of Defense. Product gross margins also improved over the same period due to increased sales of these higher margin products, and cost reductions associated with the LabStat write-off. See Note 7 of Notes to Condensed Consolidated Financial Statements.

     The Software Business' support revenues increased for the three and nine-month periods ended June 28, 1998 from the corresponding periods in fiscal 1997 due principally to higher radiology support revenues. Gross margins on support revenues were slightly higher for the most recent quarter and year-to-date periods due to an increase in the QuadRIS installed base, partially offset by fewer support contract renewals from the Company's legacy client base.

OPERATING  AND  OTHER  EXPENSES:

Summary information showing the Company's operating and other expenses as a percentage of revenue for the three and nine-month periods are as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                      --------------------  -------------------
                                       JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                          1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
Operating costs and expenses:
   Marketing and sales . . . . . . .      15.2%      14.4%      15.2%      15.2%
   Research and development,
     net of software capitalization.       4.5%       5.6%       5.0%       5.2%
   General and administrative. . . .       6.5%       6.3%       6.2%       6.3%
   Goodwill amortization . . . . . .        .6%        .3%        .6%        .3%
   In-process research and development
      and acquisition expenses . . .                  8.2%                  2.8%
   Discontinued product charge . . .                             5.5%
                                          26.8%      34.8%      32.5%      29.8%
                                      =========  =========  =========  =========

Interest and other expense, net.  .        1.9%       1.9%       1.5%       1.8%

      Marketing and sales expenses for the three and nine-month periods ended June 28, 1998 increased $2.4 and $3.4 million over the corresponding periods in fiscal 1997 as a result of higher compensation costs. These expenses also increased as a percentage of revenue from the third quarter of fiscal 1997 to the third quarter of fiscal 1998 as a result of an increase in commission and bonus costs. Year-to-date these expenses remained flat as a percentage of revenue, compared to the same period in fiscal 1997.

      Research and development expenditures, net of software capitalization, totaled $3.8 million and $4.0 million in the third quarter of fiscal 1998 and 1997, respectively. Year-to-date research and development expenditures, net of software capitalization, were $11.9 million and $10.8 million in fiscal 1998 and 1997, respectively. Research and development expenses for the nine-month period ended June 28, 1998 also increased on a gross basis when compared to the same period in the prior fiscal year. This increase resulted primarily from additional investments by the Company to maintain and enhance its nuclear medicine products and QuadRIS. These additional investments were partially offset by the decrease in costs associated with the discontinuation of LabStat. See Note 7 of Notes to Condensed Consolidated Financial Statements. The increase in gross research and development expenses was partially mitigated by an increase in capitalized software costs to $2.0 million in the second quarter of fiscal 1998 from $1.2 million in the corresponding quarter in fiscal 1997.

      General and administrative expenses increased in dollar volume for the three and nine-month periods ended June 28, 1998, but remained substantially the same as a percentage of revenue due to higher sales. Goodwill amortization increased as a percentage of revenue in the three and nine-month periods of fiscal 1998 compared to the corresponding periods of fiscal 1997 due largely to the acquisitions made by the Company in fiscal 1998. See Note 11 of Notes to Condensed Consolidated Financial Statements.

      The Company took a one-time charge to operating expense of $12.9 million in the first quarter of fiscal 1998 in connection with its decision to discontinue LabStat. See Note 7 of Notes to Condensed Consolidated Financial Statements.

     In connection with its acquisition of Cortet, Inc. (Cortet) in May 1997, the Company recognized a one-time, pre-tax charge to operations in the third quarter of fiscal 1997 of $5.9 million for charges related to the purchase of in-process research and development and certain uncompleted acquisition costs and related expenses.

      Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for the nine-month period ended June 28, 1998 compared to the same period in fiscal 1997, due primarily to foreign currency gains during the second quarter of fiscal 1998.

INCOME  TAXES:

      The effective tax rate as a percentage of pretax income was 39.0% for the first nine months of fiscal 1998, compared with 36.3% for the first nine months of fiscal 1997, excluding the effects of the one-time charge taken in the third quarter of fiscal 1997 for in-process research and development and certain uncompleted acquisition and related costs and expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

      The Company believes its available cash resources, generated primarily from operations, lease financing and credit lines will provide adequate funds to finance the Company's operations into fiscal 1999.

      The Company's ratio of current assets to current liabilities at June 28, 1998, was 2.0 to one, while working capital for the first nine months of fiscal 1998 increased $12.2 million to $88.7 from $76.5 for the same period in fiscal 1997.

     During the first nine months of fiscal 1998, cash used by operating activities was $1.2 million. This compares with $5.8 million of cash provided by operating activities for the same period in fiscal 1997. Operating activities for fiscal 1998 consisted primarily of (i) an increase in accounts receivable and (ii) an increase in inventory. Accounts receivable increased as a result of higher revenues, the lengthening of customer payment terms to meet competitive conditions, and delays in product installations and implementations due to customer site preparation and other factors, which delayed final acceptance payments. Additionally, weaker cash collections in Asian and Latin American markets during the third quarter of fiscal 1998, contributed to the increase in accounts receivable. The increase in inventory was partially offset by an increase in accounts payable and accrued liabilities, all of which resulted from increased purchasing to support the higher sales volume.

     Investing activities used $13.6 million of cash in the first nine months of fiscal 1998. This activity consisted principally of software development and the acquisitions of CT Solutions and ONES.

     Financing activities provided $19.7 million of cash in the first nine months of fiscal 1998. This was primarily due to increased borrowings under the Company's revolving credit facility and common stock issued to employees under the Company's employee stock purchase and option plans. At June 28, 1998, $27.3 million remained available for borrowing under this revolving credit facility.

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


BUSINESS  CONSIDERATIONS

      From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements including the forward looking statements contained in this Form 10-Q, particularly this Item 2, are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements.

GOVERNMENT  REGULATION

     There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. There can be no assurance that any necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. In addition, a failure to comply with FDA requirements relating to medical device design testing, manufacture, packaging, labeling, distribution, promotion, record keeping, and report of adverse events could result in enforcement actions including Warning Letters, as well as civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution.

     Following an inspection in 1997, Cortet, Inc., which the Company acquired in May 1997, received a Warning Letter from the FDA concerning inspectional observations relating to the adequacies of Cortet's quality assurance system. Cortet responded to the observations and the Warning Letter and received correspondence from the FDA's Florida District Office indicating that Cortet's responses appeared to adequately address the FDA's concerns.

     The State of California, under a contract with the FDA, recently completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of objectionable conditions, including alleged violations of the recently implemented Quality System Regulations (QSR) applicable to the manufacture of medical devices. The state investigator also placed a temporary shipment hold on Pinnacle3 pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company has initiated appropriate corrective actions, is in the process of responding to the FDA and the State, and believes it will shortly be able to satisfy their concerns. There can be no assurance, however, that a Warning Letter or further enforcement action will not ensue. Failure of the Company to adequately address the concerns of the FDA and the State of California could have a material adverse effect on the Company's business and results of operation.

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

COMPETITION

      The markets served by the Company are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of the Company's competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or marketed by the Company or that could render the Company's products obsolete or noncompetitive, which could have a material adverse effect on the Company's business.

DEPENDENCE  ON  NEW  PRODUCTS  AND  PRODUCT  ENHANCEMENTS

       ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as MCD and MCD/AC in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

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

      Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. Although management is continuing to assess the expense associated with internal Year 2000 compliance, the Company does not believe such compliance will have a material adverse effect on the Company's results of operations or financial condition.

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

RELIANCE  ON  SUPPLIERS

     Certain components used by the Company to manufacture its products, such as the sodium iodide crystals used in the Company's nuclear medicine systems, are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its healthcare information systems products. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

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

     Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K
          --------  ---  -------  --  ----  ---

     (a)     Exhibits:

             Exhibit No. 27     Financial  Data  Schedule

     (b)     Form  8-K  Reports:

     None filed during the fiscal quarter described in this Report on Form 10-Q.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  12,  1998
                              ADAC  Laboratories
                              ----  ------------
                              (Registrant)


                              BY:  /s/  P.  Andre  Simone
                                     --------------------

                              P.  Andre  Simone
                              Vice  President  and  Chief  Financial  Officer

                                  EXHIBIT INDEX
                                  -------------



27     Financial  Data  Schedule