Form 10-Q/A
period 1998-06-28
ADAC LABORATORIES
filed 1998-09-21
CIK 313798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

         27  Financial  Data  Schedule

  PART I - FINANCIAL INFORMATION

                                ADAC LABORATORIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE                NINE
                                          MONTHS ENDED         MONTHS ENDED
                                      --------------------  --------------------
                                       JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                          1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
REVENUES, NET:
  Product. . . . . . . . . . . . . .  $  62,521  $  53,657  $ 174,958  $ 158,183
  Service. . . . . . . . . . . . . .     21,000     17,853     61,464     51,668
                                      ---------  ---------  ---------  ---------
                                         83,521     71,510    236,422    209,851
                                      ---------  ---------  ---------  ---------
COST OF REVENUES:
  Product. . . . . . . . . . . . . .     32,923     30,799     95,308     91,061
  Service. . . . . . . . . . . . . .     14,352     11,042     40,016     32,606
  Discontinued product                                          3,500
                                      ---------  ---------  ---------  ---------
                                         47,275     41,841    138,824    123,667
                                      ---------  ---------  ---------  ---------

GROSS PROFIT . . . . . . . . . . . .     36,246     29,669     97,598     86,184
                                      ---------  ---------  ---------  ---------

OPERATING EXPENSES:
  Marketing and sales. . . . . . . .     12,671     10,313     35,821     31,834
  Research and development . . . . .      3,789      4,018     11,854     10,815
  General and administrative . . . .      5,455      4,514     14,570     13,184
  Goodwill . . . . . . . . . . . . .        471        198      1,274        594
  In-process research and development
  and acquisition expenses                           5,862                 5,862
  Discontinued product                                         12,900
                                      ---------  ---------  ---------  ---------

                                         22,386     24,905     76,419     62,289
                                      ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . .     13,860      4,764     21,179     23,895
                                      ---------  ---------  ---------  ---------

Other expense, net . . . . . . . . .      1,565      1,336      3,465      3,756
                                      ---------  ---------  ---------  ---------

INCOME BEFORE PROVISION
  FOR INCOME TAXES . . . . . . . . .     12,295      3,428     17,714     20,139

Provision for income tax . . . . . .      4,795      3,322      6,908      9,388
                                      ---------  ---------  ---------  ---------


NET INCOME . . . . . . . . . . . . .  $   7,500  $     106  $  10,806  $  10,751
                                      =========  =========  =========  =========

NET INCOME PER SHARE
Basic. . . . . . . . . . . . . . . .  $     .38  $     .01  $     .56  $     .59
                                      =========  =========  =========  =========
Diluted. . . . . . . . . . . . . . .  $     .37  $     .01  $     .54  $     .55
                                      =========  =========  =========  =========

NUMBER OF SHARES USED IN PER
SHARE CALCULATION
Basic. . . . . . . . . . . . . . . .     19,729     18,587     19,298     18,306
                                      =========  =========  =========  =========
Diluted. . . . . . . . . . . . . . .     20,534     19,705     20,190     19,470
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

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                    --------------------  ---------------------
                                      JUNE 28,    JUNE 29,  JUNE 28,   JUNE 29,
(Dollar amounts in thousands)            1998       1997       1998       1997
----------------------------------  ---------- ---------- ---------  ---------
Revenues:
  Product. . . . . . . . . . . . .  $  15,885  $   8,834  $  38,832  $  26,122
  Support. . . . . . . . . . . . .      4,044      3,825     12,337     11,797
                                    ---------- ---------- ---------- ----------
    Total Revenues . . . . . . . .  $  19,929  $  12,659  $  51,169  $  37,919
                                    ========== ========== ========== ==========

Product revenue geographical mix:
  North America. . . . . . . . . .       90.0%      87.8%      91.3%      92.9%
  Europe . . . . . . . . . . . . .        6.3%      10.7%       6.7%       5.7%
  Latin America, Japan and Asia. .        3.7%       1.5%       2.0%       1.4%

Gross margin:
  Product. . . . . . . . . . . . .       61.2%      50.0%      57.6%      48.4%
  Support. . . . . . . . . . . . .       48.7%      45.9%      48.1%      47.9%
    Total Gross Margin . . . . . .       58.7%      48.8%      55.3%      48.3%


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

      Research and development expenditures, net of software capitalization, totaled $3.8 million and $4.0 million in the third quarter of fiscal 1998 and 1997, respectively. Year-to-date research and development expenditures, net of software capitalization, were $11.9 million and $10.8 million in fiscal 1998 and 1997, respectively. Research and development expenses for the nine-month period ended June 28, 1998 also increased on a gross basis when compared to the same period in the prior fiscal year. This increase resulted primarily from additional investments by the Company to maintain and enhance its nuclear medicine products and QuadRIS. These additional investments were partially offset by the decrease in costs associated with the discontinuation of LabStat. See Note 7 of Notes to Condensed Consolidated Financial Statements. The increase in gross research and development expenses was partially mitigated by an increase in capitalized software costs to $2.0 million in the third quarter of fiscal 1998 from $1.2 million in the corresponding quarter in fiscal 1997.

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