Form 10-Q/A
period 1997-12-28
ADAC LABORATORIES
filed 1999-03-01
CIK 313798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________

                          Commission file number 0-9428

                                ADAC LABORATORIES
                                ------------------
          (Exact name of registrant as specified in its charter)

                California                             94-1725806
                ----------                             -----------
        (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)          Identification No.)

             540 Alder Drive
           Milpitas, California                                95035
           --------------------                                -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ----
As of February 1, 1999, Registrant had outstanding 20,450,067 shares of Common Stock, no par value.


(This document contains a total of 21 pages)

                                ADAC LABORATORIES
                         QUARTERLY REPORT ON FORM 10-Q/A

                                      INDEX

                                                                                  Page
                                                                                  ----

Part I.  Financial Information

         Item 1.  Financial Statements


         Condensed Consolidated Statements of Operations for the Three Month
         Periods Ended December 28, 1997 and  December 29, 1996                          3

         Condensed Consolidated Balance Sheets at December 28, 1997 and
         September 29, 1997                                                              4

         Condensed Consolidated Statements of Cash Flows for the Three Month
         Periods Ended December 28, 1997 and December 29, 1996                           5

         Notes to Condensed Consolidated Financial Statements                           6-13

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     14-22

Part II. Other Information

         Item 2.  Changes in Securities                                                  23

         Item 6.  Exhibits and Reports on Form 8-K                                       23

         Signatures                                                                      24

         Exhibit Index                                                                   25

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                ADAC LABORATORIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                               ---------------------------------------------------------
                                                     DECEMBER 28, 1997           DECEMBER 29, 1996
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)               (RESTATED)                  (RESTATED)
--------------------------------------------------------------------------------------------------------
REVENUES, NET:
  Product                                         $             48,019        $             46,418
  Service                                                       19,419                      16,661
                                                   --------------------        --------------------
                                                                67,438                      63,079
                                                   --------------------        --------------------
COST OF REVENUES:
  Product                                                       27,160                      30,023
  Service                                                       11,843                      11,165
  Discontinued product                                          14,494                          --
                                                   --------------------        --------------------
                                                                53,497                      41,188
                                                   --------------------        --------------------

GROSS PROFIT                                                    13,941                      21,891
                                                   --------------------        --------------------

OPERATING EXPENSES:
  Marketing and sales                                           11,558                      10,208
  Research and development                                       5,318                       3,310
  General and administrative                                     4,587                       3,553
  Goodwill amortization                                            492                         198
                                                   --------------------        --------------------

                                                                21,955                      17,269
                                                   --------------------        --------------------

OPERATING INCOME/(LOSS)                                         (8,014)                      4,622
                                                   --------------------        --------------------

Interest and other expense, net                                    963                       1,209
                                                   --------------------        --------------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                              (8,977)                      3,413

Provision (benefit) for income taxes                            (3,501)                      1,331
                                                   --------------------        --------------------


NET INCOME/(LOSS)                                 $             (5,476)       $              2,082
                                                   --------------------        --------------------
                                                   --------------------        --------------------

NET INCOME/(LOSS) PER SHARE
         Basic                                    $               (.29)       $                .12
                                                   --------------------        --------------------
                                                   --------------------        --------------------
         Diluted                                  $               (.29)       $                .11
                                                   --------------------        --------------------
                                                   --------------------        --------------------

NUMBER OF SHARES USED IN PER SHARE CALCULATION
         Basic                                                  18,967                      17,942
                                                   --------------------        --------------------
                                                   --------------------        --------------------
         Diluted                                                18,967                      19,218
                                                   --------------------        --------------------
                                                   --------------------        --------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 28, 1997          SEPTEMBER 28, 1997
(AMOUNTS IN THOUSANDS)                                                                (UNAUDITED)
                                                                                       (RESTATED)                  (RESTATED)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $              4,808        $              5,088
   Accounts receivable, net                                                                47,661                      48,572
   Inventories, net                                                                        50,621                      52,672
   Prepaid expenses and other current assets                                                3,260                       3,570
                                                                              --------------------        --------------------

TOTAL CURRENT ASSETS                                                                      106,350                     109,902

   Service parts, net                                                                      16,640                      16,469
   Fixed assets, net                                                                        9,550                       9,789
   Capitalized software, net                                                                7,476                      12,265
   Intangibles, net                                                                        25,271                      21,703
   Deferred income taxes                                                                   19,897                      21,702
   Other assets, net                                                                        3,276                       3,269
                                                                              --------------------        --------------------

   TOTAL ASSETS                                                              $            188,460        $            195,099
                                                                              --------------------        --------------------
                                                                              --------------------        --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                                    $             22,662        $             22,217
   Accounts payable                                                                        12,277                      10,543
   Deferred revenues                                                                       12,512                      15,017
   Customer deposits and advance billings                                                   2,888                       2,826
   Accrued compensation                                                                     8,009                       7,567
   Warranty and installation                                                                6,651                       3,713
   Other accrued liabilities                                                                1,500                       7,222
                                                                              --------------------        --------------------

TOTAL CURRENT LIABILITIES                                                                  66,499                      69,105

   Non-current deferred income taxes                                                       14,423                      13,830
   Non-current liabilities and deferred credits                                             1,867                       4,073
                                                                              --------------------        --------------------

   TOTAL LIABILITIES                                                                       82,789                      87,008
                                                                              --------------------        --------------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
Common stock, no par value:
   Authorized:  50,000 shares;
   Issued and outstanding: 19,082 shares at December 28, 1997
       and 18,812 shares at September 28, 1997                                            131,905                     128,109
   Accumulated deficit                                                                    (23,127)                    (17,652)
   Translation adjustment                                                                  (3,107)                     (2,366)
                                                                              --------------------        --------------------

   TOTAL SHAREHOLDERS' EQUITY                                                             105,671                     108,091
                                                                              --------------------        --------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $            188,460        $            195,099
                                                                              --------------------        --------------------
                                                                              --------------------        --------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                       --------------------------------------------------------
                                                                          DECEMBER 28, 1997             DECEMBER 29, 1996
(AMOUNTS IN THOUSANDS)                                                             (RESTATED)                  (RESTATED)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                        $             (5,476)       $              2,082
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      3,383                       2,593
     Provision for product returns and doubtful accounts                                1,927                        (857)
     Deferred income taxes                                                              2,393                       5,983
     Inventory allowance                                                                 (341)                      (146)
     Discontinued products                                                             14,494                          --

     Change in operating assets and liabilities:
          Accounts receivable                                                          (4,102)                       (961)
          Inventories                                                                  (4,998)                     (5,706)
          Prepaid expenses and other current assets                                       310                       1,373
          Service parts                                                                  (477)                       (286)
          Accounts payable                                                              1,176                       2,372
          Deferred revenues                                                              (211)                     (1,465)
          Customer deposits and advance billings                                           62                          49
          Accrued compensation                                                            442                       1,264
          Warranty, installation and other accrued liabilities                         (3,839)                     (2,136)
          Non-current liabilities and deferred credits                                 (2,394)                         --
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                     2,349                       4,159
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (1,487)                       (776)
  Increase in other assets                                                             (1,311)                     (1,001)
  Intangibles                                                                              25                      (7,262)
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (2,773)                     (9,039)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short-term
     debt arrangements, net                                                              (112)                      4,974
  Dividends paid                                                                           --                      (2,137)
  Proceeds from issuance of common stock, net                                             997                       4,919
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 885                       7,756
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                         (741)                       (270)
-------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                  (280)                      2,606
Cash and cash equivalents, at beginning of the period                                   5,088                       3,081
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                          $              4,808        $              5,687
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $                907        $                914
  Income taxes paid                                                      $                201        $                148
  NONCASH INVESTING ACTIVITIES:
       Issuance of common stock pursuant to the acquisition of SCI (see Note 13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three-month period ended December 28, 1997 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

         The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results from operations for December 28, 1997 and December 29, 1996 have been restated, along with the balance sheet detail for December 28, 1997 and September 28, 1997.

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

         The following is a reconciliation of the numerator (net income/(loss))and denominator (number of shares) used in the basic and diluted EPS calculation:

         (Amounts in thousands, except per share data)                 DECEMBER 28, 1997              DECEMBER 29, 1996
         -------------------------------------------------------------------------------------------------------------------
         Basic EPS: Net Income/(Loss)                            $                (5,476)       $                 2,082
         Denominator: Average Common
            Shares Outstanding                                                    18,967                         17,942
                                                                  -----------------------        -----------------------
         Basic EPS                                               $                  (.29)       $                   .12
                                                                  -----------------------        -----------------------
                                                                  -----------------------        -----------------------

         Diluted EPS: Net Income/(Loss)                          $                (5,476)       $                 2,082
         Denominator: Average Common
             Shares Outstanding                                                   18,967                         17,942
             Options                                                                 --                           1,276
                                                                  -----------------------        -----------------------
         Total Shares                                                             18,967                         19,218
                                                                  -----------------------        -----------------------
                                                                  -----------------------        -----------------------
         Diluted EPS                                             $                  (.29)       $                   .11
                                                                  -----------------------        -----------------------
                                                                  -----------------------        -----------------------

3.       DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was approximately $3.4 million and $2.6 million for the three-month periods ended December 28, 1997 and December 29, 1996, respectively.

                                ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

4.       INVENTORIES


         (Dollar amounts in thousands)                                    DECEMBER 28, 1997              SEPTEMBER 28, 1997
         ---------------------------------------------------------------------------------------------------------------------
         Inventories consist of:
         Purchased parts and sub-assemblies                     $                    15,712    $                     15,499
         Work in process                                                              4,453                           3,435
         Finished goods                                                              37,320                          38,594
         ---------------------------------------------------------------------------------------------------------------------
                                                                                     57,485                          57,528
         Less reserves                                                               (6,864)                         (4,856)
         ---------------------------------------------------------------------------------------------------------------------
                                                                $                    50,621    $                     52,672
         ---------------------------------------------------------------------------------------------------------------------

5.       SERVICE PARTS

         (Dollar amounts in thousands)                                    DECEMBER 28, 1997              SEPTEMBER 28, 1997
         ---------------------------------------------------------------------------------------------------------------------
         Service parts consist of:
         Field service parts, at cost                           $                    24,321    $                     23,844
         Less accumulated depreciation                                               (7,681)                         (7,375)
         ---------------------------------------------------------------------------------------------------------------------
                                                                $                    16,640    $                     16,469
         ---------------------------------------------------------------------------------------------------------------------

6.       FIXED ASSETS


         (Dollar amounts in thousands)                                    DECEMBER 28, 1997              SEPTEMBER 28, 1997
         ---------------------------------------------------------------------------------------------------------------------
         Fixed assets, at cost, consist of:
         Production and test equipment                          $                     4,946    $                      9,144
         Field service equipment                                                      1,790                           2,443
         Office and demonstration equipment                                           9,713                          15,166
         Leasehold improvements                                                         978                           1,181
         ---------------------------------------------------------------------------------------------------------------------
                                                                                     17,427                          27,934
         Less accumulated depreciation and
           Amortization                                                              (7,877)                       (18,145)
         ---------------------------------------------------------------------------------------------------------------------
                                                                $                     9,550    $                      9,789
         ---------------------------------------------------------------------------------------------------------------------

7.       INTANGIBLES


         (Dollar amounts in thousands)                                    DECEMBER 28, 1997              SEPTEMBER 28, 1997
         ---------------------------------------------------------------------------------------------------------------------
         Intangibles consist of:
         Goodwill                                               $                    19,412    $                     15,140
         Acquired technology                                                          8,984                           8,984
         Other                                                                          510                             510
         ---------------------------------------------------------------------------------------------------------------------
                                                                                     28,906                          24,634
         Less accumulated amortization                                               (3,635)                         (2,931)
         ---------------------------------------------------------------------------------------------------------------------
                                                                $                    25,271    $                     21,703
         ---------------------------------------------------------------------------------------------------------------------

                                ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

8.       OTHER ACCRUED LIABILITIES


         (Dollar amounts in thousands)                                    DECEMBER 28, 1997              SEPTEMBER 28, 1997
         ---------------------------------------------------------------------------------------------------------------------
         Other accrued liabilities consist of:
         Accrued cost of revenue                                $                       686    $                       $367
         Accrued royalties                                                              959                             790
         Other accrued expenses                                                        (145)                          6,065
         ---------------------------------------------------------------------------------------------------------------------
                                                                $                     1,500    $                     $7,222
         ---------------------------------------------------------------------------------------------------------------------

9.       DISCONTINUED PRODUCT CHARGES

         On September 25, 1998, the Company concluded a comprehensive review of its operations and decided to discontinue its physician network services business. As a result, the Company took a non-ordinary charge in the fourth quarter of fiscal 1998 of $1.9 million. The Company decided to discontinue this business in the fourth quarter of fiscal 1998 and focus on its core businesses, since, among other things, this business did not contribute meaningfully to the Company's results in fiscal 1998, and was not expected to do so in future periods.

         In connection with the Company's evaluation of its operations, the Company identified certain assets, consisting of capitalized consulting and banking expenses that had been incurred for specific potential acquisitions, and determined it was appropriate to write off these assets since the acquisitions would not occur. Accordingly, the Company has included a charge of $1.3 million in its results of operations for the fourth quarter of fiscal 1998 for these assets.

         On February 10, 1998, the Company decided to discontinue the HCIS business unit's LabStat product while retaining the laboratory support and maintenance business. The decision was made after the Company's Board of Directors determined that continuing development and marketing of LabStat was not in the best interest of the Company and its shareholders and that all meaningful discussions with possible strategic partners had ceased. This decision has allowed the Company to increase its focus on the radiology business resulting in greater profitability for both HCIS and ADAC as a whole.

         The Company's decision to discontinue LabStat resulted in a non-ordinary discontinued product charge of $11.6 million. The charge was a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat became impaired as a result of the Company's decision. The discontinued business charge consisted principally of non-cash charges, including the write off of $4.9 million of capitalized software, $4.7 million of deferred product costs, $0.9 million of fixed assets that were specifically utilized in the LabStat product, $1.0 million in legal and other expenses that were accrued as part of the write-off and $0.1 million in receivables.

10.      INCOME TAXES

         The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         The provision (benefit) for income taxes for each of the three-month periods ended December 28, 1997 and December 29, 1996 are based on the estimated effective income tax rates for the fiscal years ending September 27, 1998 and September 28, 1997 of 39.0%.

                                ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

11.      CREDIT AND BORROWING ARRANGEMENTS

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

12.      LITIGATION

         Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions name as defendants the Company and certain of its present officers and directors. The complaints allege various violations of the federal securities laws in connection with restatement of the Company's financial statements and seek unspecified but potentially significant damages. The Company intends to contest these actions vigorously. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period. The Company is also a defendant in various legal proceedings incidental to its business.

         While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

13.      ACQUISITION

         In October 1997, the Company acquired substantially all of the assets of Southern Cats, Inc. and its affiliates (Southern Cats) in exchange for 139,131 shares of the Company's common stock valued at $2.8 million. Southern Cats was an independent provider of computed tomography and X-ray equipment refurbishment and service. The acquisition was accounted for using the purchase method of accounting. Southern Cats is not material to the financial position or results of operations of the Company.

                                ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

14.      RESTATEMENT OF FINANCIAL STATEMENTS

         Subsequent to the Company's announcement on November 5, 1998 of the results of operations for its fourth fiscal quarter and fiscal year ending September 27, 1998, the Company commenced a review of its accounting principles and their historic application. On December 29, 1998, the Company announced that its financial results for fiscal years 1996, 1997 and the first three quarters of fiscal 1998 would be restated and that its previously announced results for the fourth fiscal quarter would change.

         The Company completed an extensive and critical review of revenue recorded for each year of fiscal 1996 through 1998. In deciding when revenue would be recognized, the Company applied a more stringent revenue recognition policy than it had in the past. The items recognized and restated were primarily certain sales transactions by the Company's Medical Systems business unit where products sold had been shipped to a destination other than their final installation location. The primary impact of the revenue restatement was to move revenue and associated costs forward to future periods, including fiscal 1999. Costs, expenses and return reserves associated with the restated revenues were also adjusted.

         The Company adjusted a number of non-ordinary charges taken during the restated periods. The adjustments included a reduction in the acquired in-process research and development charge taken in the third quarter of fiscal 1997 to reflect recent SEC interpretations. The Company also reduced the non-ordinary international restructuring charge taken in the fourth quarter of fiscal 1998 and moved it forward to fiscal 1999 due to a delay in implementing certain aspects of the plan. In addition, the Company adopted completed contract accounting for the LabStat product, which resulted in the Company's reversing approximately $6 million of revenues (together with associated costs) previously recognized in fiscal 1996 and 1997, and correspondingly reducing the non-ordinary charge for the discontinuation of the LabStat product previously taken in the first quarter of fiscal 1998.

         The Company also undertook a review of its asset carrying values, accruals and expenses, financial instruments and financial statements in each restated period and made certain adjustments to these items throughout those periods. The Company also restated the Geometrics acquisition from pooling accounting to purchase accounting.

                                ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

A summary of the effects of the restatement follows:

CONSOLIDATED STATEMENTS OF INCOME

                                                               DECEMBER 28, 1997         DECEMBER 29, 1996
                                                            ------------------------- -------------------------
                                                                             As                        As
                                                                         Originally                Originally
(Amounts in thousands, except per share data)                Restated     Reported     Restated     Reported
---------------------------------------------------------------------------------------------------------------
REVENUES, NET:
   Product                                                      $48,019      $55,853      $46,418      $51,604
   Service                                                       19,419       19,670       16,661       16,761
---------------------------------------------------------------------------------------------------------------

                                                                 67,438       75,523       63,079       68,365
---------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
   Product                                                       27,160       31,339       30,023       30,040
   Service                                                       11,843       12,276       11,165       10,798
   Discontinued product                                          14,494        3,500           --           --
---------------------------------------------------------------------------------------------------------------

                                                                 53,497       47,115       41,188       40,838
---------------------------------------------------------------------------------------------------------------

Gross profit                                                     13,941       28,408       21,891       27,527
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Marketing and sales                                           11,558       11,601       10,208       10,737
   Research and development                                       5,318        4,361        3,310        3,249
   General and administrative                                     4,587        4,285        3,553        4,246
   Goodwill amortization                                            492          375          198          198
   Discontinued product                                              --       12,900           --           --
---------------------------------------------------------------------------------------------------------------

                                                                 21,955       33,522       17,269       18,430
---------------------------------------------------------------------------------------------------------------

Operating income/(loss)                                         (8,014)      (5,114)        4,622        9,097
---------------------------------------------------------------------------------------------------------------

OTHER EXPENSE:
   Interest and other, net                                          963          949        1,209        1,102
---------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes                 (8,977)      (6,063)        3,413        7,995
Provision (benefit) for income taxes                            (3,501)      (2,365)        1,331        2,902
---------------------------------------------------------------------------------------------------------------

Net income/(loss)                                              ($5,476)     ($3,698)       $2,082       $5,093
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Net income/(loss) per share
   Basic                                                         ($.29)       ($.19)         $.12         $.28
   Diluted                                                       ($.29)       ($.19)         $.11         $.27
Number of shares used in per share calculations
   Basic                                                         18,967       19,060       17,942       18,049
   Diluted                                                       18,967       19,060       19,218       19,057
---------------------------------------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                          (UNAUDITED)
CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 28, 1997         SEPTEMBER 28, 1997
                                                           -----------------------------------------------------
                                                                                As                        As
                                                                            Originally                Originally
(Amounts in thousands)                                          Restated     Reported     Restated     Reported
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $4,808       $4,808       $5,088       $5,088
   Accounts receivable, net                                       47,661      104,535       48,572       99,495
   Inventories, net                                               50,621       24,979       52,672       27,534
   Prepaid expenses and other current assets                       3,260        8,304        3,570       10,155
                                                           -----------------------------------------------------

TOTAL CURRENT ASSETS                                             106,350      142,626      109,902      142,272

   Service parts, net                                             16,640       16,756       16,469       17,278
   Fixed assets, net                                               9,550       11,473        9,789       11,555
   Capitalized software, net                                       7,476        9,331       12,265       14,007
   Intangibles, net                                               25,271       14,149       21,703       10,110
   Deferred income taxes                                          19,897        6,444       21,702        8,249
   Other assets, net                                               3,276        3,993        3,269        3,524
                                                           -----------------------------------------------------

   TOTAL ASSETS                                                 $188,460     $204,772     $195,099     $206,995
                                                           -----------------------------------------------------
                                                           -----------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                        $22,662      $22,662      $22,217      $22,217
   Accounts payable                                               12,277       12,277       10,543       10,543
   Deferred revenues                                              12,512       11,179       15,017       11,561
   Customer deposits and advance billings                          2,888        3,053        2,826        2,841
   Accrued compensation                                            8,009        7,894        7,567        7,522
   Warranty and installation                                       6,651        7,663        3,713        4,495
   Other accrued liabilities                                       1,500        1,192        7,221        6,620
                                                           -----------------------------------------------------

TOTAL CURRENT LIABILITIES                                         66,499       65,920       69,104       65,799

   Non-current deferred income taxes                              14,423       11,696       13,830       11,103
   Non-current liabilities and deferred credits                    1,867        1,360        4,073        3,596
                                                           -----------------------------------------------------

   TOTAL LIABILITIES                                              82,789       78,976       87,007       80,498
                                                           -----------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
Common stock, no par value:
   Authorized:  50,000 shares;
   Issued and outstanding: 19,082 shares at
       December 28, 1997 and 18,812 shares at
       September 28, 1997                                        131,905      127,008      128,108      123,269
   Retained earnings/accumulated deficit                        (23,127)        1,895     (17,651)        5,593
   Translation adjustment                                        (3,107)      (3,107)      (2,365)      (2,365)
                                                           -----------------------------------------------------

   TOTAL SHAREHOLDERS' EQUITY                                    105,671      125,796      108,092      126,497
                                                           -----------------------------------------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $188,460     $204,772     $195,099     $206,995
                                                           -----------------------------------------------------
                                                           -----------------------------------------------------

                                ADAC LABORATORIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

15.      SUBSEQUENT EVENTS

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month period ended December 28, 1997 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.


RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED DECEMBER 28, 1997 RESTATED COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 29, 1996 RESTATED

Prior to fiscal 1998, the results of the Company's RTP division were included as part of Medical Systems for the purposes of Management's Discussion and Analysis. However, due to RTP's continued growth, its results are now presented with the Company's other software business, HCIS. All historical data and comparisons have been restated to reflect this change.

Revenues for the first quarter of fiscal 1998 increased 7%, or $4.4 million, over the first quarter fiscal 1997 revenues of $63.1 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 80% and 85% of the Company's total revenues for the first quarter of fiscal 1998 and 1997, respectively. The Company's Software Business revenues represented approximately 20% and 15% of the Company's total revenues for the first quarter of fiscal 1998 and 1997, respectively. Excluding the discontinued product charge associated with the write-off of the LabStat-TM- and DSA assets, gross profit for the first quarter of fiscal 1998 was $28.4 million, a 30% increase over the $21.9 million generated in the same period in fiscal 1997. Including this charge, gross profit was $13.9 million for the first quarter of fiscal 1998. (See
Note 9 of the Notes to Condensed Consolidated Financial Statements).

MEDICAL SYSTEMS

Medical Systems includes revenues from the sale of the Company's nuclear medicine and ADAC Medical Technologies (AMT) products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the first quarter of fiscal 1998 compared to the same period of fiscal 1997 is as follows:


                                                                                 THREE MONTHS ENDED
                                                        ------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                                    DECEMBER 28, 1997               DECEMBER 29, 1996
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Product                                             $                     38,789    $                     40,817
  Service                                                                   15,333                          12,663
                                                         --------------------------     ---------------------------
      Total                                            $                    54,122    $                     53,480

Geographical mix:
  North America                                                               82.7%                           79.2%
  Europe                                                                      12.2%                           15.2%
  Latin America, Japan and Asia                                                5.1%                            5.6%

Gross margin before discontinued
 product charge
  Product                                                                     41.3%                           34.3%
  Service                                                                     37.1%                           27.9%
                                                         --------------------------     ---------------------------
      Total                                                                   40.1%                           32.8%

Gross margin after discontinued
 product charge
  Product                                                                     33.8%                           34.3%
  Service                                                                     37.1%                           27.9%
                                                         --------------------------     ---------------------------
      Total                                                                   34.7%                           32.8%


Medical Systems' product revenues decreased by 5% for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 due to the timing of delivery for installations. In the first quarters of fiscal 1998 and 1997, Medical Systems' revenues increased in dollar volume in North American geographical market, while decreasing in Europe and Latin America. Excluding the effects of the discontinued product charge associated with the write-off of the DSA assets, gross profit margins for Medical Systems products increased to 41.3% in the first quarter of fiscal 1998. Including this charge gross profit margins were 33.8% for this period. This compares with gross profit margins of 34.3% for the first quarter of fiscal 1997. Margins before the discontinued product charge increased primarily due to reductions in product cost and sales of Molecular Coincidence Detection (MCD-TM-), which has a higher gross margin.

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

SOFTWARE BUSINESS

ADAC's Software Business includes RTP and HCIS. RTP revenues are generated primarily from the sale and support of the Company's Pinnacle3(TM) radiation therapy planning system. HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $11.6 million to discontinue development and marketing of its LabStat-TM- product. See Note 9 of the Notes to Condensed Consolidated Financial Statements. Summary information related to the Software Business product and service revenues and gross profit margins for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 is as follows:


                                                                            THREE MONTHS ENDED
                                                         ------------------------------------------------------------
(Dollar amounts in thousands)                                    DECEMBER 28, 1997               DECEMBER 29, 1996
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Product                                              $                     9,230    $                      5,478
  Service                                                                    4,086                           3,998
                                                         --------------------------     ---------------------------
      Total                                            $                    13,316    $                      9,476

Gross margin before discontinued
 Product charge
  Product                                                                     52.8%                           41.1%
  Service                                                                     46.0%                           49.0%
                                                         --------------------------     ---------------------------
      Total                                                                   50.5%                           44.5%

Gross margin after discontinued
 Product charge
  Product                                                                    (72.9)%                          41.1%
  Service                                                                     46.0%                           49.0%
                                                         --------------------------     ---------------------------
      Total                                                                  (36.4)%                          44.5%


Software Business product revenues increased 68% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. This increase resulted primarily from by the sales of the Company's RTP product, Pinnacle3-TM-, which received 510(k) clearance from the United States Food and Drug Administration (FDA) in April 1997. Excluding the effects of the discontinued product charge associated with the write-off of the LabStat-TM- assets, gross profit margins for the Software Business products increased to 52.8% in the first quarter of fiscal 1998. Including this charge gross profit/(loss) margins were (72.9%) for this period. Margins before the discontinued product charge increased primarily due to sales of Pinnacle3-TM-, which has a higher gross margin.

Software Business service revenues increased slightly in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 due principally to higher radiology service revenues. However, margins decreased due to lower dollar volume in service renewals from HCIS' legacy client base and increased personnel and support costs.

OPERATING AND OTHER EXPENSES:

Summary information showing the Company's operating and other expenses as a percentage of revenue is as follows:

                                                                            THREE MONTHS ENDED
                                                     ----------------------------------------------------------------
                                                                 DECEMBER 28, 1997               DECEMBER 29, 1996
---------------------------------------------------------------------------------------------------------------------
   Operating costs and expenses:
     Marketing and sales                                                     17.1%                           16.2%
     Research and development,
       net of software capitalization                                         7.9%                            5.2%
     General and administrative                                               6.8%                            5.6%
     Goodwill amortization                                                    0.7%                            0.3%
                                                        ---------------------------    ------------------------------
                                                                             32.6%                           27.4%
                                                        ---------------------------    ------------------------------
                                                        ---------------------------    ------------------------------
Interest and other expense, net                                               1.4%                            1.9%



Marketing and sales expenses increased $1.4 million over the same period in the prior year primarily as a result of an increase in sales representatives.

Research and development expenditures, net of software capitalization, totaled $5.3 million and $3.3 million in the first quarters of fiscal 1998 and 1997, respectively. Research and development expenses, on both a gross and net basis, increased as a percentage of revenue for the quarter compared to the same quarter in the prior fiscal year. The increase resulted from additional investments made by the Company to enhance its radiology product. Research and development expenditures, net of software capitalization, increased by $2.0 million from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 as a result of these increased expenditures. Capitalized software costs were $1.1 million and $1.1 million in the first quarter of fiscal 1998 and 1997, respectively.

General and administrative expenses increased as a percentage of revenue from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 due to higher compensation costs and the acquisition of SCI. See Note 13 of Notes to Condensed Consolidated Financial Statements.

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

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 39.0% for the first three months of fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its available cash resources, generated primarily from operations and credit lines, will provide adequate funds to finance the Company's operations in fiscal 1998. If necessary the Company will seek to increase its credit line to support the Company's future growth.

The Company's ratio of current assets to current liabilities was constant at
1.6 to one, while working capital decreased $.9 million to $39.9 million in the first quarter of fiscal 1998 from $40.8 million in the fourth quarter of fiscal 1997.

The primary uses of cash in 1998 were an $4.1 million increase in accounts receivable and a $5.0 million increase in inventory. Inventory and accounts receivable increased due to delays in product installations and implementations due to customer site preparation and other factors. The increase in accounts receivable was also attributable to higher revenues.

Cash of $2.8 million was used for investing activities in the first quarter of fiscal 1998 and consisted of capital expenditures for office, manufacturing and research and development equipment and capitalized software research and development costs in both the Medical Systems and Software Business units.

Financing activities provided $0.9 million in cash in the first quarter of fiscal 1998. This was primarily attributable to common stock issued to employees under the Company's employee stock option and stock purchase plans.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to changing business conditions or to pursue new business opportunities. Should the Company not be able to renew existing credit facilities new sources of funding will be required. There can be no assurance that such additional sources of capital will be available on terms favorable to the Company, if at all.

BUSINESS CONSIDERATIONS

From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements including the forward looking statements contained in this Form 10-Q/A, particularly this Item 2, are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements.

LITIGATION

Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions name as defendants the Company and certain of its present officers and directors. The complaints allege various violations of the federal securities laws in connection with restatement of the Company's financial statements and seek unspecified but potentially significant damages. The Company intends to contest these actions vigorously. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period. The Company is also a defendant in various legal proceedings incidental to its business.

While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any unaccrued liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

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

FUTURE OPERATING RESULTS

The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter very uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, although both the Company's bookings and revenue have increased in recent periods, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue.

RISKS RELATED TO ACQUISITIONS

In the past fiscal year, the Company has acquired a number of small businesses, and anticipates that it may continue to acquire businesses whose products and services complement the Company's businesses. Acquisitions involve numerous risks, including, among other things, difficulties in successfully integrating the businesses (including products and services, as well as sales and marketing efforts), failure to retain existing customers or attract new customers to the acquired business operations, failure to retain key technical and management personnel, coordinating geographically separated organizations, and diversion of ADAC management attention. These risks, as well as liabilities of any acquired business (whether known or unknown at the time of acquisition), could have a material adverse effect on the results of operations and financial condition of the Company, including adverse short-term effects on its reported operating results. The Company seeks to mitigate these risks by taking reserves when appropriate in connection with these acquisitions. In addition, the Company has in the past and may in the future issue stock as consideration for acquisitions. Future sales of shares of the Company's stock issued in such acquisitions could adversely affect or cause fluctuations in the market price of the Company's Common Stock.

YEAR 2000 COMPLIANCE

The following statements are a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in one year, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems, for Year 2000 compliance. Although management is continuing to assess the expense associated with internal Year 2000 compliance, the Company does not believe such compliance will have a material adverse effect on the Company's results of operations or financial condition.

The Company has completed an assessment and analysis of its internal information technology systems, software and manufacturing equipment. The Company has implemented plans to correct its internal Year 2000 issues, and expects to have its remediation process substantially completed by early 1999. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's results of operations.

The Company has established a program to assess its products to ensure that they are Year 2000 compliant. To monitor this program and to inform customers about the Year 2000 issues with respect to its products, the Company has created a website at www.adaclabs.com/about/year20001.html. This website identifies the status of Year 2000 compatibility of its products, including products that are Year 2000 compliant, products that need free software updates, products that require hardware upgrades, and products that cannot be made Year 2000 compliant. This list is periodically updated as analysis of additional products is completed.

The Company will sell, or provide under warranty or service contracts, software license upgrades to update the majority of its installed base to make the products Year 2000 compliant, and anticipates completing development of such upgrades in mid-1999. For older equipment which the Company no longer manufactures, the Company will sell hardware upgrades to its customers which will address the Year 2000 compliance where possible. The Company is contacting by mail customers which require computer hardware upgrades, and is also posting information relating to Year 2000 compliance for its products on the Company's website as described above.

The Company is gathering information from its suppliers and vendors to determine the extent to which the Company's capabilities are vulnerable to failure by those third parties to remedy their own Year 2000 issues. The Company is currently receiving responses to those inquiries and anticipates that the analysis of this information will be completed by mid-1999. The Company will proceed with further analysis or testing of its vendors' systems as needed. However, there is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company.

The Company is in the process of developing a contingency plan. This plan is expected to be in place in the first half of mid-1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse effect on the Company.

The Company currently estimates that total Year 2000 costs will be approximately $1.2 million, of which $0.2 million has already been incurred. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on current assessments of the ongoing activities described above, and are subject to changes as the Company continuously monitors these activities. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the costs of such modifications will have a material adverse effect on the Company's operating results; however, the Company's expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary as a result of number of factors, including those described herein. There can be no assurance that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

In addition, the Company is currently seeking to ensure that the software included in its products and other systems is Year 2000 compliant. Failure (or perceived failure) of such products to be Year 2000 compliant could significantly adversely affect sales of such products, which could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many potential customers may choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industries in which the Company competes. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

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

RELIANCE ON SUPPLIERS

Certain components used by the Company to manufacture its products such as the sodium iodide crystals used in the Company's nuclear medicine systems are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its healthcare information systems products. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate. See Note 1 of Notes to Condensed Financial Statements.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         (c) On October 28, 1997, the Company issued 139,131 shares of common stock in connection with the acquisition by the Company of substantially all of the assets of SCI and its affiliates. See Note 13 of Notes to Condensed Consolidated Financial Statements. The shares were offered and sold to SCI and its affiliates pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

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


Date:  February 24, 1999
                                ADAC Laboratories
                                ------------------------
                                (Registrant)


                             BY: /s/ P. Andre Simone
                                 -----------------------
                                 P. Andre Simone
                                 Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



27       Financial Data Schedule