Form 10-Q/A
period 1998-03-29
ADAC LABORATORIES
filed 1999-03-01
CIK 313798

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

(This document contains a total of 27 pages)

                                 ADAC LABORATORIES
                          QUARTERLY REPORT ON FORM 10-Q/A

                                      INDEX


                                                                                                  Page
                                                                                                  ----
Part I    Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Statements of Operations for the                                   3
          Three-Month and Six-Month Periods Ended March 29, 1998 and
          March 30, 1997

          Condensed Consolidated Balance Sheets at March 29, 1998 and September 28, 1997            4

          Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended           5
          March 29, 1998 and March 30, 1997

          Notes to Condensed Consolidated Financial Statements 6-14

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   14-23

Part II.  Other Information

  Item 5. Other Information                                                                        24

  Item 6. Exhibits and Reports on Form 8-K                                                         24

          Signatures                                                                               26

          Exhibit Index                                                                            27

          27 Financial Data Schedule

                       PART I - FINANCIAL INFORMATION

                             ADAC LABORATORIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                --------------------------------------------------------------------
                                                     MARCH 29,         MARCH 30,         MARCH 29,         MARCH 30,
                                                          1998              1997              1998              1997
(Amounts in thousands, except per share data)       (Restated)        (Restated)        (Restated)        (Restated)
--------------------------------------------------------------------------------------------------------------------
REVENUES, NET:
 Product                                              $ 53,801          $ 44,690         $ 101,820          $ 91,108
 Service                                                20,721            16,865            40,140            33,526
                                                      --------          --------         ---------          --------
                                                        74,522            61,555           141,960           124,634
                                                      --------          --------         ---------          --------

COST OF REVENUES:
 Product                                                28,990            24,235            56,150            54,258
 Service                                                13,853            11,191            25,696            22,356
 Discontinued product                                       --                --            14,494                --
                                                      --------          --------         ---------          --------
                                                        42,843            35,426            96,340            76,614
                                                      --------          --------         ---------          --------

GROSS PROFIT                                            31,679            26,129            45,620            48,020
                                                      --------          --------         ---------          --------

OPERATING EXPENSES:
 Marketing and sales                                    11,915            10,366            23,473            20,574
 Research and development                                3,963             3,589             9,281             6,899
 General and administrative                              5,473             4,700            10,060             8,253
 Goodwill amortization                                     545               251             1,037               449
                                                      --------          --------         ---------          --------
                                                        21,896            18,906            43,851            36,175
                                                      --------          --------         ---------          --------

OPERATING INCOME                                         9,783             7,223             1,769            11,845
                                                      --------          --------         ---------          --------

Interest and other expense, net                            965             1,410             1,928             2,619
                                                      --------          --------         ---------          --------

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                                        8,818             5,813              (159)            9,226

Provision (benefit) for income tax                       3,439             2,267               (62)            3,598
                                                      --------          --------         ---------          --------

NET INCOME (LOSS)                                     $  5,379          $  3,546         $     (97)         $  5,628
                                                      --------          --------         ---------          --------
                                                      --------          --------         ---------          --------

NET INCOME (LOSS) PER SHARE
   Basic                                              $    .28          $    .19         $     (.01)        $    .31
                                                      --------          --------         ---------          --------
                                                      --------          --------         ---------          --------
   Diluted                                            $    .27          $    .18         $    (.01)         $    .29
                                                      --------          --------         ---------          --------
                                                      --------          --------         ---------          --------

NUMBER OF SHARES USED IN PER SHARE CALCULATION
   Basic                                                19,226            18,271            19,097            18,135
                                                      --------          --------         ---------          --------
                                                      --------          --------         ---------          --------

   Diluted                                              20,223            19,456            19,097            19,363
                                                      --------          --------         ---------          --------
                                                      --------          --------         ---------          --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 29,            SEPTEMBER 28,
                                                               1998                     1997
                                                        (Unaudited)
(Amounts in thousands)                                   (Restated)               (Restated)
--------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $  5,106                 $  5,088
 Accounts receivable, net                                    53,380                   48,572
 Inventories, net                                            60,630                   52,672
 Prepaid expenses and other current assets                    3,579                    3,570
--------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                        122,695                  109,902

 Service parts, net                                          17,706                   16,469
 Fixed assets, net                                            9,632                    9,789
 Capitalized software, net                                    8,988                   12,265
 Intangibles, net                                            31,542                   21,703
 Deferred income taxes                                       23,625                   21,702
 Other assets, net                                            2,451                    3,269
--------------------------------------------------------------------------------------------

 TOTAL ASSETS                                              $216,639                 $195,099
--------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks                                    $ 29,704                 $ 22,217
 Accounts payable                                            17,363                   10,543
 Deferred revenues                                           11,540                   15,017
 Customer deposits and advanced billings                      1,952                    2,826
 Accrued compensation                                         7,077                    7,567
 Warranty and installation                                    6,926                    3,713
 Other accrued liabilities                                   10,886                    7,222
--------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                    85,448                   69,105

Deferred income taxes                                        12,259                   13,830
Liabilities and deferred credits                              4,240                    4,073
--------------------------------------------------------------------------------------------

 TOTAL LIABILITIES                                          101,947                   87,008
--------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
 Authorized: 5,000 shares;
 Issued and outstanding: none
Common stock, no par value:
 Authorized: 50,000 shares;
 Issued and outstanding: 19,427 shares at                   135,793                  128,109
   March 29, 1998 and 18,812 shares at
   September 28, 1997
 Accumulated deficit                                        (17,748)                 (17,652)
 Translation adjustment                                      (3,353)                  (2,366)
--------------------------------------------------------------------------------------------

 TOTAL SHAREHOLDERS' EQUITY                                 114,692                  108,091
--------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $216,639                 $195,099
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADAC LABORATORIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                       MARCH 29,           MARCH 30,
                                                                            1998                1997
(Amounts in thousands)                                                (Restated)          (Restated)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $     (97)           $  5,628
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                             6,216               5,204
 Provision for product returns and doubtful accounts                       2,530                 (52)
 Deferred income taxes                                                    (3,729)              4,338
 Inventory allowance                                                         433               3,701
 Discontinued products                                                    14,494                  --

 Changes in assets and liabilities:
   Accounts receivable                                                    (9,908)              3,008
   Inventories                                                           (15,548)             (6,639)
   Prepaid expenses and other current assets                                  (1)              2,150
   Service parts                                                          (1,746)             (1,819)
   Accounts payable                                                        6,155              (3,638)
   Deferred revenues                                                      (1,354)               (898)
   Customer deposits and advance billings                                   (874)               (411)
   Accrued compensation                                                     (490)                342
   Warranty and other accrued liabilities                                  4,919                (667)
   Non-current liabilities and deferred credits                              (21)               (904)
----------------------------------------------------------------------------------------------------

Cash provided by (used in) operating activities                              979               9,343
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                     (2,362)             (3,400)
 Increase in other assets                                                 (2,666)             (2,106)
 Intangibles                                                              (7,134)             (7,264)
 Acquisition assets, net                                                     807                  --
----------------------------------------------------------------------------------------------------

Cash used in investing activities                                        (11,355)            (12,770)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (repayments) under short term
 debt arrangements, net                                                    6,496                (427)
 Dividends paid                                                               --              (2,137)
 Proceeds from issuance of common stock, net                               4,885               9,470
----------------------------------------------------------------------------------------------------

Cash provided by financing activities                                     11,381               6,906
----------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                            (987)             (1,152)
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                     18               2,327
Cash and cash equivalents, at beginning of the period                      5,088               3,081
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                        $   5,106            $  5,408
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                         $   1,928            $  1,999
 Income taxes paid                                                     $   2,668            $  1,602
NON-CASH INVESTING ACTIVITIES:
 Issuance of common stock pursuant to the acquisition of SCI (see
 Note 13)

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

   The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generaly accepted accounting principles.

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

   The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
   (Dollar amounts in thousands except         MARCH 29,     MARCH 30,     MARCH 29,     MARCH 30,
   per share data)                                  1998          1997          1998         1997
   -----------------------------------------------------------------------------------------------
   Basic EPS: Net Income (loss)                $   5,379     $   3,546     $     (97)    $  5,628
   Denominator: Weighted Average
     Common Shares Outstanding                    19,226        18,271        19,097       18,135
                                               ---------     ---------     ---------     --------
   Basic EPS                                   $     .28     $     .19     $    (.01)    $    .31
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------

   Diluted EPS: Net Income (loss)              $   5,379     $   3,546     $     (97)    $  5,628
   Denominator: Weighted Average
     Common Shares Outstanding                    19,226        18,271        19,097       18,135
   Options                                           997         1,185            --        1,228
                                               ---------     ---------     ---------     --------
   Total Shares                                   20,223        19,456        19,097       19,363
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------
   Diluted EPS                                 $     .27     $     .18     $    (.01)    $    .29
                                               ---------     ---------     ---------     --------
                                               ---------     ---------     ---------     --------

3. DEPRECIATION AND AMORTIZATION

        Depreciation and amortization was approximately $2.8 million and $2.6 million for the three-month periods ended March 29, 1998 and March 30, 1997, respectively.

                               ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. INVENTORIES

   (Dollar amounts in thousands)             MARCH 29, 1998      SEPTEMBER 28, 1997
   --------------------------------------------------------------------------------
   Inventories consist of:
   Purchased parts and sub-assemblies         $17,960                $15,499
   Work in process                              4,701                  3,435
   Finished goods                              42,108                 38,594
   --------------------------------------------------------------------------------
                                               64,769                 57,528
   Less reserves                               (4,139)                (4,856)
   --------------------------------------------------------------------------------
                                              $60,630                $52,672
   --------------------------------------------------------------------------------

5. SERVICE PARTS

   (Dollar amounts in thousands)             MARCH 29, 1998      SEPTEMBER 28, 1997
   --------------------------------------------------------------------------------
   Service parts consist of:
   Field service parts, at cost               $25,610                $23,844
   Less accumulated depreciation               (7,904)                (7,375)
   --------------------------------------------------------------------------------
                                              $17,706                $16,469
   --------------------------------------------------------------------------------

6. FIXED ASSETS

   (Dollar amounts in thousands)             MARCH 29, 1998      SEPTEMBER 28, 1997
   --------------------------------------------------------------------------------
   Fixed assets, at cost, consist of:
   Production and test equipment              $ 3,923                $ 9,144
   Field service equipment                      1,054                  2,443
   Office and demonstration equipment          12,573                 15,166
   Leasehold improvements                       1,033                  1,181
   --------------------------------------------------------------------------------
                                               18,583                 27,934
   Less accumulated depreciation and
   amortization                                (8,951)               (18,145)
   --------------------------------------------------------------------------------
                                              $ 9,632                $ 9,789
   --------------------------------------------------------------------------------

7. INTANGIBLES

   (Dollar amounts in thousands)             MARCH 29, 1998      SEPTEMBER 28, 1997
   --------------------------------------------------------------------------------
   Intangibles consist of:
   Goodwill                                   $26,554                $15,140
   Acquired technology                          8,984                  8,984
   Other                                          510                    510
   --------------------------------------------------------------------------------
                                               36,048                 24,634
   Less accumulated amortization               (4,506)                (2,931)
   --------------------------------------------------------------------------------
                                              $31,542                $21,703
   --------------------------------------------------------------------------------

                               ADAC LABORATORIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.  OTHER ACCRUED LIABILITIES

    (Dollar amounts in thousands)             MARCH 29, 1998      SEPTEMBER 28, 1997
    --------------------------------------------------------------------------------
    Other accrued liabilities consist of:
    Accrued cost of revenue                    $   671                $   367
    Accrued royalties                              873                    790
    Other accrued expenses                       9,342                  6,065
    --------------------------------------------------------------------------------
                                               $10,886                 $7,222
    --------------------------------------------------------------------------------

9.  DISCONTINUED PRODUCT CHARGES

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

    In connection with the Company's evaluation of its laboratory information systems business, the Company also conducted an analysis of the recoverability of certain assets utilized in the Company's Digital Subtraction Angiography (DSA) business and determined it was appropriate to write off certain of these assets. Accordingly, the Company included an impairment charge of $2.9 million in its results of operations for the first quarter of fiscal 1998 related to these assets. The decision to write off the DSA assets, consisting primarily of inventory, was a result of the Company's decision to no longer market the product due to steadily declining revenues. The combined non-ordinary write off for LabStat and DSA was $14.5 million.

10. INCOME TAXES

    The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    The provision (benefit) for income taxes for each of the three-month and six-month periods ended March 29, 1998 and March 30, 1997 are based on the estimated effective income tax rates for the fiscal years ending September 27, 1998 and September 28, 1997 of 39.0%.

                             ADAC LABORATORIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

13. ACQUISITIONS

    In January 1998, the Company acquired CT Solutions, Inc. (CT Solutions) and O.N.E.S. Medical Services, Inc. (ONES) for cash. CT Solutions was an independent provider of computed tomography refurbished equipment and service. ONES was a provider of nuclear medicine service and refurbished equipment. The acquisitions were accounted for using the purchase method of accounting. CT Solutions and ONES are not material to the financial position or results of operations of the Company.

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

                               ADAC LABORATORIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A summary of the effects of the restatement follows:
CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED
                                                  ------------------------------------------------
                                                     MARCH 29, 1998           MARCH 30, 1997
                                                  ------------------------------------------------
                                                                  As                        As
                                                              Originally                Originally
(Amounts in thousands, except per share data)     Restated     Reported      Restated    Reported
--------------------------------------------------------------------------------------------------
REVENUES, NET:
 Product                                           $53,801      $56,584       $44,690     $52,922
 Service                                            20,721       20,794        16,865      17,054
--------------------------------------------------------------------------------------------------

                                                    74,522       77,378        61,555      69,976
--------------------------------------------------------------------------------------------------
COST OF REVENUES:
 Product                                            28,990       31,046        24,235      30,222
 Service                                            13,853       13,388        11,191      10,766
--------------------------------------------------------------------------------------------------

                                                    42,843       44,434        35,426      40,988
--------------------------------------------------------------------------------------------------

Gross profit                                        31,679       32,944        26,129      28,988
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
 Marketing and sales                                11,915       11,549        10,366      10,784
 Research and development                            3,963        3,704         3,589       3,548
 General and administrative                          5,473        4,830         4,700       4,424
 Goodwill amortization                                 545          428           251         198
--------------------------------------------------------------------------------------------------

                                                    21,896       20,511        18,906      18,954
--------------------------------------------------------------------------------------------------

Operating income                                     9,783       12,433         7,223      10,034
--------------------------------------------------------------------------------------------------
OTHER EXPENSE:
 Interest and other, net                               965          951         1,410       1,318
--------------------------------------------------------------------------------------------------

Income before provision for income taxes             8,818       11,482         5,813       8,716
Provision for income taxes                           3,439        4,478         2,267       3,164
--------------------------------------------------------------------------------------------------

Net income                                         $ 5,379      $ 7,004       $ 3,546     $ 5,552
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Net income per share
 Basic                                             $   .28      $   .36       $   .19     $   .30
 Diluted                                           $   .27      $   .35       $   .18     $   .29
Number of shares used in per share calculations
 Basic                                              19,226       19,195        18,271      18,246
 Diluted                                            20,223       20,192        19,456      19,396
--------------------------------------------------------------------------------------------------

                               ADAC LABORATORIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

                                                                 SIX MONTHS ENDED
                                                  ------------------------------------------------
                                                     MARCH 29, 1998           MARCH 30, 1997
                                                  ------------------------------------------------
                                                                  As                        As
                                                              Originally                Originally
(Amounts in thousands, except per share data)     Restated     Reported      Restated    Reported
--------------------------------------------------------------------------------------------------
REVENUES, NET:
 Product                                          $101,820     $112,437      $ 91,108    $104,526
 Service                                            40,140       40,464        33,526      33,815
--------------------------------------------------------------------------------------------------

                                                   141,960      152,901       124,634     138,341
--------------------------------------------------------------------------------------------------
COST OF REVENUES:
 Product                                            56,150       62,385        54,258      60,262
 Service                                            25,696       25,664        22,356      21,564
 Discontinued product                               14,494        3,500            --          --
--------------------------------------------------------------------------------------------------

                                                    96,340       91,549        76,614      81,826
--------------------------------------------------------------------------------------------------

Gross profit                                        45,620       61,352        48,020      56,515
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
 Marketing and sales                                23,473       23,150        20,574      21,521
 Research and development                            9,281        8,065         6,899       6,797
 General and administrative                         10,060        9,115         8,253       8,670
 Goodwill amortization                               1,037          803           449         396
 Discontinued product                                   --       12,900            --          --
--------------------------------------------------------------------------------------------------

                                                    43,851       54,033        36,175      37,384
--------------------------------------------------------------------------------------------------

Operating income                                     1,769        7,319        11,845      19,131
--------------------------------------------------------------------------------------------------

OTHER EXPENSE:
 Interest and other, net                             1,928        1,900         2,619       2,420
--------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes       (159)       5,419         9,226      16,711
Provision (benefit) for income taxes                   (62)       2,113         3,598       6,066
--------------------------------------------------------------------------------------------------

Net income (loss)                                     ($97)    $  3,306      $  5,628    $ 10,645
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Net income (loss) per share
 Basic                                               ($.01)    $    .17      $    .31    $    .59
 Diluted                                             ($.01)    $    .17      $    .29    $    .55
Number of shares used in per share calculations
 Basic                                              19,097       19,082        18,135      18,071
 Diluted                                            19,097       20,015        19,363      19,303
--------------------------------------------------------------------------------------------------

                              ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

                                                   MARCH 29, 1998            SEPTEMBER 28, 1997
                                               ---------------------------------------------------
                                                                As                         As
                                                             Originally                 Originally
(Amounts in thousands)                         Restated       Reported       Restated     Reported
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $  5,106      $  5,106        $  5,088   $  5,088
 Accounts receivable, net                         53,380       112,871          48,572     99,495
 Inventories, net                                 60,630        32,901          52,672     27,534
 Prepaid expenses and other current assets         3,579         8,567           3,570     10,155
                                               ---------------------------------------------------

TOTAL CURRENT ASSETS                             122,695       159,445         109,902    142,272

 Service parts, net                               17,706        18,573          16,469     17,278
 Fixed assets, net                                 9,632        10,814           9,789     11,555
 Capitalized software, net                         8,988        11,004          12,265     14,007
 Intangibles, net                                 31,542        20,891          21,703     10,110
 Deferred income taxes                            23,625        10,172          21,702      8,249
 Other assets, net                                 2,451         3,064           3,269      3,524
                                               ---------------------------------------------------

 TOTAL ASSETS                                   $216,639      $233,963        $195,099   $206,995
                                               ---------------------------------------------------
                                               ---------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks                         $ 29,704      $ 29,704        $ 22,217   $ 22,217
 Accounts payable                                 17,363        17,363          10,543     10,543
 Deferred revenues                                11,540        10,013          15,017     11,561
 Customer deposits and advance billings            1,952         2,140           2,826      2,841
 Accrued compensation                              7,077         6,232           7,567      7,522
 Other accrued liabilities                        17,812        19,102          10,935     11,115
                                               ---------------------------------------------------

TOTAL CURRENT LIABILITIES                         85,448        84,554          69,105     65,799

Deferred income taxes                             12,259         9,532          13,830     11,103
Liabilities and deferred credits                   4,240         3,630           4,073      3,596
                                               ---------------------------------------------------

 TOTAL LIABILITIES                               101,947        97,716          87,008     80,498
                                               ---------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
 Authorized: 5,000 shares;
 Issued and outstanding: none
Common stock, no par value:
 Authorized: 50,000 shares;
 Issued and outstanding: 19,427 shares at
   March 29, 1997 and 18,812 shares at
   September 28, 1997                            135,793       130,701         128,109    123,269
 Retained earnings/accumulated deficit           (17,748)        8,899         (17,652)     5,593
 Translation adjustment                           (3,353)       (3,353)         (2,366)    (2,365)
                                               ---------------------------------------------------

 TOTAL SHAREHOLDERS' EQUITY                      114,692       136,247         108,091    126,497
                                               ---------------------------------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $216,639      $233,963        $195,099   $206,995
                                               ---------------------------------------------------
                                               ---------------------------------------------------

                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 (UNAUDITED)

15. RECENT PRONOUNCEMENTS

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

Revenues for the second quarter of fiscal 1998 are $74.5 million, a 21% increase, or $13.0 million, over the second quarter fiscal 1997 revenues of $61.6 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 77% and 84% of the Company's total revenues for the second quarter of fiscal 1998 and 1997, respectively. The Company's Software Business revenues represented approximately 23% and 16% of the Company's total revenues for the second quarter of fiscal 1998 and 1997, respectively.

Year-to-date revenues increased 14%, or $17.3 million, over the $124.6 million for the same period in fiscal 1997. Excluding the discontinued product charge associated with the write-off of the LabStat-TM- and DSA assets in the first quarter of fiscal 1998, gross profit for the first six months of fiscal 1998 was $60.1 million, a 25% increase over the $48.0 million generated in the same period in fiscal 1997. Including this charge, gross profit was $45.6 million for the first six months of fiscal 1998. See
Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                      --------------------------  --------------------------
                                         MARCH 29,      MARCH 30,     MARCH 29,     MARCH 30,
(Dollar amounts in thousands)                 1998           1997          1998         1997
--------------------------------------------------------------------------------------------
Revenues:
 Product                               $40,634        $38,605       $ 79,423      $ 79,422
 Service                                16,514         12,891         31,847        25,554
                                      ------------------------------------------------------
   Total                               $57,148        $51,496        $111,270     $104,976

Geographical mix:
 North America                           79.2%          78.7%           80.9%        79.0%
 Europe                                  12.0%          10.6%           12.1%        12.9%
 Latin America, Japan and Asia            8.8%          10.7%            7.0%         8.1%

Gross margin before discontinued
 product charge
 Product                                 43.4%          44.2%           42.4%        39.1%
 Service                                 28.9%          29.0%           32.9%        28.5%
                                      ------------------------------------------------------
   Total                                 39.3%          40.4%           39.7%        36.5%

Gross margin after discontinued
 product charge
 Product                                 43.4%          44.2%           38.7%        39.1%
 Service                                 28.9%          29.0%           32.9%        28.5%
                                      ------------------------------------------------------
   Total                                 39.3%          40.4%           37.0%        36.5%

Medical Systems' product revenues for the three-month period ended March 29, 1998 increased 5% over the same period in fiscal 1997. Product revenue growth was driven by sales of refurbished equipment through AMT, and the Company's newest business initiative ADAC Multi-Modality Services (AMMS). Medical Systems' product revenues for the six-month period ended March 29, 1998 remained unchanged from the same period in fiscal 1997. Nuclear medicine revenues decreased largely as a result of weaker Asian and Latin American markets as well as, a decline in unit sales of MCD for the three- and six-month periods ended March 31, 1998 compared to the corresponding periods in fiscal 1997. See "Business Considerations -- Dependence on New Products and Product Enhancements."

Excluding the effects of the discontinued product charge associated with the write-off of the DSA assets in the first quarter of fiscal 1998, gross profit margins for Medical Systems products were 42.4% for the first six months of fiscal 1998. Including this charge, gross profit margins were 38.7% for this period. This compares with gross profit margins of 39.1% for the first six months of fiscal 1997.

Medical Systems service revenues for the three-month and six-month periods ended March 29, 1998 increased 28% and 25%, respectively, over the same periods in fiscal 1997. These increases resulted from the Company's acquisition of two multi-modality service businesses as well as an increase in the number of customers under service contracts, economies of scale related to more effective coverage of field service support costs and improved product reliability.

SOFTWARE BUSINESS

ADAC's Software Business includes RTP and HCIS. RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3)-TM-radiation therapy planning system. HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $11.6 million to discontinue development and marketing of its LabStat-TM- product. See Note 9 of the Notes to Condensed Consolidated Financial Statements. Summary information related to the Software Business product and service revenues and gross profit margins for the three- and six-month periods ended March 29, 1998 compared to the corresponding periods in fiscal 1997 are as follows:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                      --------------------------  --------------------------
                                          MARCH 29,     MARCH 30,     MARCH 29,    MARCH 30,
(Dollar amounts in thousands)                  1998          1997          1998         1997
--------------------------------------------------------------------------------------------
Revenues:
  Product                                $13,167       $5,962        $22,397       $11,440
  Service                                  4,207        3,974          8,293         7,972
                                      ------------------------------------------------------
    Total                                $17,375       $9,936        $30,691       $19,412

Gross margin before discontinued
 product charge
  Product                                  54.4%        54.9%          53.6%         48.3%
  Service                                  49.6%        48.7%          47.9%         48.9%
                                      ------------------------------------------------------
   Total                                   53.2%        52.4%          52.0%         48.6%

Gross margin after discontinued
 product charge
  Product                                  54.4%        54.9%           1.9%         48.3%
  Service                                  49.6%        48.7%          47.9%         48.9%
                                      ------------------------------------------------------
   Total                                   53.2%        52.4%          14.3%         48.6%

Software Business product revenues increased 121% and 96% for the three-month and six-month periods ended March 29, 1998 over the same period in fiscal 1997. This increase resulted primarily from higher sales of the Company's RTP product, Pinnacle(3)-TM- and radiology information system QuadRIS-TM-. Excluding the effects of the discontinued product charge associated with the write-off of the LabStat-TM- assets, gross profit margins for the Software Business products were 53.6% for the first six months of fiscal 1998. See
Note 9 of Notes to Condensed Consolidated Financial Statements. Including this charge, gross profit margins were 1.9% for this period. Margins before the discontinued product charge increased primarily due to the higher margins associated with sales of Pinnacle(3)-TM-.

Software Business service revenues increased slightly for the three- and six-month periods ended March 29, 1998 from the corresponding periods in fiscal 1997 due principally to higher radiology service revenues. However, service gross margins decreased year-to-date due to lower dollar volume in service renewals from HCIS' legacy client base and increased personnel and support costs. Weaker margins from the first quarter of fiscal 1998 were partially offset by higher margins in the second quarter of fiscal 1998.

OPERATING AND OTHER EXPENSES:

Summary information showing the Company's operating and other expenses as a percentage of revenue for the three- and six-month periods (as restated) are as follows:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                      --------------------------  --------------------------
                                          MARCH 29,     MARCH 30,     MARCH 29,    MARCH 30,
                                               1998          1997          1998         1997
--------------------------------------------------------------------------------------------
Operating costs and expenses:
 Marketing and sales                       16.0%          16.8%         16.5%        16.5%
 Research and development,
  net of software capitalization            5.3%           5.8%          6.5%         5.5%
 General and administrative                 7.3%           7.6%          7.1%         6.6%
 Goodwill amortization                      0.7%           0.4%          0.7%         0.4%
                                      ------------------------------------------------------
                                           29.4%          30.7%         30.9%        29.0%
                                      ------------------------------------------------------
                                      ------------------------------------------------------
Interest and other expense, net             1.3%           2.3%          1.4%         2.1%

Marketing and sales expenses for the three-month and six-month periods ended March 29, 1998 increased $1.5 million and $2.9 million over the corresponding periods in the prior fiscal year as a result of higher compensation costs associated with increasing the number of sales representatives.

Research and development expenditures, net of software capitalization, totaled $4.0 million and $3.6 million in the second quarter of fiscal 1998 and 1997, respectively. Year-to-date research and development expenditures, net of software capitalization, were $9.3 million and $6.9 million in fiscal 1998 and 1997, respectively. Research and development expenses for the three- and six-month periods ended March 29, 1998 increased on a gross basis, as a percentage of revenue, when compared to the same periods in the prior fiscal year. These increases resulted primarily from additional investments by the Company to maintain and enhance its radiology and nuclear medicine products. These additional investments were partially offset by the decrease in costs associated with the discontinuation of the Company's LabStat-TM- product. See
Note 9 of Notes to Condensed Consolidated Financial Statements. The increases in gross research and development expenses were partially offset by an increase in capitalized software costs to $3.1 million in the second quarter of fiscal 1998 from $2.2 million in the corresponding quarter in fiscal 1997.

General and administrative expenses increased in dollar volume for the three-and six-month periods ended March 29, 1998. Intangible amortization increased as a percentage of revenue in the three-month and six-month periods of fiscal 1998 compared to the corresponding periods of fiscal 1997. The increases in general and administrative expenses and amortization of goodwill resulted principally from the acquisitions made in fiscal 1998. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for the quarter and on a year to date basis due primarily to foreign currency gains during the second quarter of fiscal 1998.

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 39.0% for the first six months of fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its available cash resources, generated primarily from operations and credit lines, will provide adequate funds to finance the Company's operations in fiscal 1998. If necessary, the Company will seek to increase its credit line to support the Company's future growth.

The Company's ratio of current assets to current liabilities was 1.4 to one, while working capital for the first six months of fiscal 1998 decreased $3.6 million to $37.2 million from $40.8 million in the fourth quarter of fiscal 1997.

The primary uses of cash in 1998 were an $9.9 million increase in accounts receivable and a $15.5 million increase in inventory. Inventory and accounts receivable increased due to delays in product installations and implementations due to customer site preparation and other factors. The increase in accounts receivable was also attributable to higher revenues and the lengthening of customer payment terms to meet competitive conditions.

Cash of $11.4 million was used for investing activities in the first six months of fiscal 1998. This activity consisted principally of the acquisitions of CT Solutions and ONES.

Financing activities provided $11.4 million of cash in the first six months of fiscal 1998. This was primarily attributable to increased borrowings for the purchase of CT Solutions and ONES and common stock issued to employees under the Company's employee stock purchase and option plans.

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

BUSINESS CONSIDERATIONS

From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. Such statements are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements

LITIGATION

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

RELIANCE ON SUPPLIERS

Certain components used by the Company to manufacture its products such as the sodium iodide crystals used in the Company's nuclear medicine systems are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its healthcare information systems products. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate. See Note 1 of Notes to Consolidated Financial Statements.

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


Date: February 26, 1999
                                    ADAC Laboratories
                                    -----------------
                                    (Registrant)


                                 BY: /s/ P. Andre Simone
                                    --------------------
                                    P. Andre Simone
                                    Vice President and Chief Financial Officer

                               EXHIBIT INDEX


27    Financial Data Schedule
