Form 10-Q/A
period 1998-06-28
ADAC LABORATORIES
filed 1999-03-01
CIK 313798

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 1, 1999, Registrant had outstanding 20,450,067 shares of Common
 Stock, no par value

(This document contains a total of 26 pages)

                             ADAC LABORATORIES
                     QUARTERLY REPORT ON FORM 10-Q/A

                                    INDEX


                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the
         Three-Month And Nine-Month Periods Ended June 28, 1998
         and June 29, 1997                                                    3

         Condensed Consolidated Balance Sheets at June 28, 1998
         and September 28, 1997                                               4

         Condensed Consolidated Statements of Cash Flows for the
         Nine-Month Periods Ended June 28, 1998 and June 29, 1997             5

         Notes to Condensed Consolidated Financial Statements              6-14

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              15-23

Part II. Other Information

         Item 5.  Other Information                                          24

         Item 6.  Exhibits and Reports on Form 8-K                           24

         Signatures                                                          25

         Exhibit Index                                                       26

                     PART I - FINANCIAL INFORMATION

                            ADAC LABORATORIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                JUNE 28,           JUNE 29,            JUNE 28,            JUNE 29,
                                                                    1998               1997                1998                1997
(Amounts in thousands, except per share data)                 (Restated)         (Restated)          (Restated)          (Restated)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET:
  Product                                              $          49,472  $          47,493   $         151,292    $        138,601
  Service                                                         20,284             17,763              60,424              51,289
                                                        ----------------   ----------------    ----------------     ---------------
                                                                  69,756             65,256             211,716             189,890
                                                        ----------------   ----------------    ----------------     ---------------
COST OF REVENUES:
  Product                                                         25,986             28,234              82,136              82,492
  Service                                                         14,402             11,104              40,098              33,460
  Discontinued product                                                --                 --              14,494                  --
                                                        ----------------   ----------------    ----------------     ---------------
                                                                  40,388             39,338             136,728             115,952
                                                        ----------------   ----------------    ----------------     ---------------

GROSS PROFIT                                                      29,368             25,918              74,988              73,938
                                                        ----------------   ----------------    ----------------     ---------------

OPERATING EXPENSES:
  Marketing and sales                                             12,289             10,081              35,762              30,655
  Research and development                                         3,669              4,287              12,950              11,186
  General and administrative                                       5,698              4,241              15,758              12,494
  Goodwill amortization                                              588                251               1,625                 700
  Acquired research and development                                   --                531                  --                 531
  Acquisition expense write off                                       --                651                  --                 651
                                                        ----------------   ----------------    ----------------     ---------------

                                                                  22,244             20,042              66,095              56,217
                                                        ----------------   ----------------    ----------------     ---------------

OPERATING INCOME                                                   7,124              5,876               8,893              17,721
                                                        ----------------   ----------------    ----------------     ---------------

Interest and other expense, net                                    1,579              1,338               3,507               3,957
                                                        ----------------   ----------------    ----------------     ---------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                 5,545              4,538               5,386              13,764

Provision for income tax                                           2,163              1,770               2,101               5,368
                                                        ----------------   ----------------    ----------------     ---------------


NET INCOME                                             $           3,382    $         2,768    $          3,285    $          8,396
                                                        ----------------   ----------------    ----------------     ---------------
                                                        ----------------   ----------------    ----------------     ---------------

NET INCOME PER SHARE
    Basic                                              $             .17    $           .15    $            .17    $            .46
                                                        ----------------   ----------------    ----------------     ---------------
                                                        ----------------   ----------------    ----------------     ---------------
    Diluted                                            $             .17    $           .14    $            .16    $            .43
                                                        ----------------   ----------------    ----------------     ---------------
                                                        ----------------   ----------------    ----------------     ---------------

NUMBER OF SHARES USED IN PER SHARE CALCULATION
    Basic                                                         19,681             18,602              19,291              18,313
                                                        ----------------   ----------------    ----------------     ---------------
                                                        ----------------   ----------------    ----------------     ---------------
    Diluted                                                       20,443             19,790              20,184              19,542
                                                        ----------------   ----------------    ----------------     ---------------
                                                        ----------------   ----------------    ----------------     ---------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ADAC LABORATORIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        JUNE 28, 1998             SEPT. 28,1997
                                                                                          (UNAUDITED)
(Amounts in thousands)                                                                     (RESTATED)                (RESTATED)
                                                                               ----------------------       -------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $                 9,029      $              5,088
   Accounts receivable, net                                                                    52,674                    48,572
   Inventories, net                                                                            71,261                    52,672
   Prepaid expenses and other current assets                                                    3,812                     3,570
                                                                               ----------------------       -------------------

TOTAL CURRENT ASSETS                                                                          136,776                   109,902

   Service parts, net                                                                          17,927                    16,469
   Fixed assets, net                                                                           10,190                     9,789
   Capitalized software, net                                                                   10,349                    12,265
   Intangibles, net                                                                            30,851                    21,703
   Deferred income taxes                                                                       22,332                    21,702
   Other assets, net                                                                            2,233                     3,269
                                                                               ----------------------       -------------------

   TOTAL ASSETS                                                               $               230,658      $            195,099
                                                                               ----------------------       -------------------
                                                                               ----------------------       -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                                     $                32,659      $             22,217
   Accounts payable                                                                            18,847                    10,543
   Deferred revenues                                                                           10,008                    15,017
   Customer deposits and advance billings                                                       3,562                     2,826
   Accrued compensation                                                                         9,681                     7,567
   Warranty  and installation                                                                   6,921                     3,713
   Other accrued liabilities                                                                    7,709                     7,222
                                                                               ----------------------       -------------------

TOTAL CURRENT LIABILITIES                                                                      89,387                    69,105

Deferred income taxes                                                                          12,824                    13,830
Liabilities and deferred credits                                                                4,400                     4,073
                                                                               ----------------------       -------------------

   TOTAL LIABILITIES                                                                          106,611                    87,008
                                                                               ----------------------       -------------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
Common stock, no par value:
   Authorized:  50,000 shares;
    Issued and outstanding: 19,913 shares at June 28, 1998 and
       18,812 shares at September 28, 1997                                                    141,684                   128,109
   Accumulated deficit                                                                        (14,367)                  (17,652)
   Translation adjustment                                                                      (3,270)                   (2,366)
                                                                               ----------------------       -------------------

   TOTAL SHAREHOLDERS' EQUITY                                                                 124,047                   108,091
                                                                               ----------------------       -------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $               230,658      $            195,099
                                                                               ----------------------       -------------------
                                                                               ----------------------       -------------------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ADAC LABORATORIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                 ---------------------------------------------
                                                                                        JUNE 28, 1998          JUNE 29, 1997
(Amounts in thousands)                                                                     (RESTATED)             (RESTATED)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $            3,285     $            8,396
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
     Depreciation and amortization                                                              8,751                  8,196
     Provision for product returns and doubtful accounts                                        3,827                    691
     Deferred income taxes                                                                     (1,871)                 6,449
     Inventory allowance                                                                       (1,238)                 3,659
     One-time charges                                                                          14,494                  1,182

     Changes in assets and liabilities:
          Accounts receivable                                                                 (10,499)                 1,076
          Inventories                                                                         (24,508)                (6,933)
          Prepaid expenses and other current assets                                              (234)                 1,610
          Service parts                                                                        (1,999)                (2,375)
          Accounts payable                                                                      7,639                 (4,791)
          Deferred revenues                                                                    (2,747)                (1,369)
          Customer deposits and advance billings                                                  736                   (194)
          Accrued compensation                                                                  2,114                   (819)
          Other accrued liabilities                                                             1,737                    686
------------------------------------------------------------------------------------------------------------------------------

Cash provided by (used in) operating activities                                                  (513)                15,464
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                         (3,748)                (4,047)
  Increase in other assets                                                                     (4,655)                (3,807)
  Intangibles                                                                                  (7,273)               (10,537)
  Acquisition assets, net                                                                         807                     --
------------------------------------------------------------------------------------------------------------------------------

Cash used in investing activities                                                             (14,869)               (18,391)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short term debt arrangements, net                               9,451                 (3,328)
  Dividends paid                                                                                   --                 (2,137)
  Proceeds from issuance of common stock, net                                                  10,776                 12,900
------------------------------------------------------------------------------------------------------------------------------

Cash provided by financing activities                                                          20,227                  7,435
------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                                 (904)                (1,446)
------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                       3,941                  3,062
Cash and cash equivalents, at beginning of the period                                           5,088                  3,081
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of the period                                    $            9,029     $            6,143
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                    $            3,160     $            2,962
  Income taxes paid                                                                $            5,046     $            2,464
  NONCASH INVESTING ACTIVITIES:
   Issuance of common stock pursuant to the acquisition of Southern Cats.
     See Note 13.


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

2      NET INCOME PER SHARE

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

       The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:


                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                          ----------------------------------------------------------------------------------

(Dollar amounts in thousands                      JUNE 28,              JUNE 29,             JUNE 28,             JUNE 29,
 except per share data)                               1998                  1997                 1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Basic EPS: Net Income                     $          3,382     $           2,768    $           3,285    $           8,396
Denominator: Weighted Average
   Common Shares Outstanding                        19,681                18,602               19,291               18,313
                                           ---------------      ----------------     ----------------     ----------------
Basic EPS                                 $            .17     $             .15    $             .17    $             .46
                                           ---------------      ----------------     ----------------     ----------------
                                           ---------------      ----------------     ----------------     ----------------

Diluted EPS: Net Income                   $          3,382     $           2,768    $           3,285    $           8,396
Denominator: Weighted Average
   Common Shares Outstanding                        19,681                18,602               19,291               18,313
Options                                                762                 1,188                  893                1,229
                                           ---------------      ----------------     ----------------     ----------------
Total Shares                                        20,443                19,790               20,184               19,542
                                           ---------------      ----------------     ----------------     ----------------
                                           ---------------      ----------------     ----------------     ----------------
Diluted EPS                               $            .17     $             .14    $             .16    $             .43
                                           ---------------      ----------------     ----------------     ----------------
                                           ---------------      ----------------     ----------------     ----------------


3.     DEPRECIATION AND AMORTIZATION

       Depreciation and amortization was approximately $2.5 million and $3.0 million for the three-month periods ended June 28, 1998 and June 29, 1997, respectively.

                              ADAC LABORATORIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

4.     INVENTORIES


       (Dollar amounts in thousands)                                          JUNE 28, 1998               SEPTEMBER 28, 1997
       --------------------------------------------------------------------------------------------------------------------------
       Inventories consist of:
       Purchased parts and sub-assemblies                      $                     18,584     $                     15,499
       Work in process                                                                4,217                            3,435
       Finished goods                                                                52,437                           38,594
       --------------------------------------------------------------------------------------------------------------------------
                                                                                     75,238                           57,528
       Less reserves                                                                 (3,977)                          (4,856)
       --------------------------------------------------------------------------------------------------------------------------
                                                               $                     71,261     $                     52,672
       --------------------------------------------------------------------------------------------------------------------------


5.     SERVICE PARTS


       (Dollar amounts in thousands)                                          JUNE 28, 1998               SEPTEMBER 28, 1997
       --------------------------------------------------------------------------------------------------------------------------
       Service parts consist of:
       Field service parts, at cost                           $                      25,923     $                     23,844
       Less accumulated depreciation                                                 (7,996)                          (7,375)
       -------------------------------------------------------------------------------------------------------------------------
                                                              $                      17,927     $                     16,469
       --------------------------------------------------------------------------------------------------------------------------


6.     FIXED ASSETS


       (Dollar amounts in thousands)                                          JUNE 28, 1998               SEPTEMBER 28, 1997
       --------------------------------------------------------------------------------------------------------------------------
       Fixed assets, at cost, consist of:
       Production and test equipment                           $                      3,939     $                      9,144
       Field service equipment                                                        1,067                            2,443
       Office and demonstration equipment                                            13,931                           15,166
       Leasehold improvements                                                         1,043                            1,181
       --------------------------------------------------------------------------------------------------------------------------
                                                                                     19,980                           27,934
       Less accumulated depreciation and
         amortization                                                                (9,790)                         (18,145)
       --------------------------------------------------------------------------------------------------------------------------
                                                               $                     10,190     $                      9,789
       --------------------------------------------------------------------------------------------------------------------------


7.     INTANGIBLES


       (Dollar amounts in thousands)                                          JUNE 28, 1998               SEPTEMBER 28, 1997
       --------------------------------------------------------------------------------------------------------------------------
       Intangibles consist of:
       Goodwill                                                $                     26,684     $                     15,140
       Acquired technology                                                            8,984                            8,984
       Other                                                                            510                              510
       --------------------------------------------------------------------------------------------------------------------------
                                                                                     36,178                           24,634
       Less accumulated amortization                                                 (5,327)                          (2,931)
       --------------------------------------------------------------------------------------------------------------------------
                                                               $                     30,851     $                     21,703
       --------------------------------------------------------------------------------------------------------------------------


                             ADAC LABORATORIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                               (UNAUDITED)

8.     OTHER ACCRUED LIABILITIES


       (Dollar amounts in thousands)                                          JUNE 28, 1998               SEPTEMBER 28, 1997
       --------------------------------------------------------------------------------------------------------------------------
       Other accrued liabilities consist of:
       Accrued cost of revenue                                 $                      1,379     $                        367
       Accrued royalties                                                                935                              790
       Other accrued expenses                                                         5,395                            6,065
       --------------------------------------------------------------------------------------------------------------------------
                                                               $                      7,709     $                      7,222
       --------------------------------------------------------------------------------------------------------------------------


9.     NON-ORDINARY CHARGES

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

       In connection with its acquisition of Cortet, Inc. (Cortet) in May
       1997, the Company recognized a one-time, pre-tax charge to operations in the third quarter of fiscal 1997 of $0.5 million for charges related to the purchase of acquired in-process research development.

       In conjunction with the acquisition of Cortet in June 1997, the Company identified certain assets, consisting of capitalized consulting and banking expenses relating to other specific acquisitions, and determined it was appropriate to write off these assets since the acquisitions would not occur. As a result, the Company included a charge for $0.7 million in its results of operations for the third quarter of fiscal 1997 for these assets.

10.    INCOME TAXES

       The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

       The provision (benefit) for income taxes for each of the three-month and six-month periods ended June 28, 1998 and June 29, 1997 are based on the estimated effective income tax rates for the fiscal years ending September 27, 1998 and September 28, 1997 of 39.0%.

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

13.    ACQUISITIONS

       In January 1998, the Company acquired CT Solutions, Inc. (CT Solutions) and O.N.E.S. Medical Services, Inc.(ONES) for cash. CT Solutions was an independent provider of computed tomography refurbished equipment and service. ONES was a provider of nuclear medicine service and refurbished equipment. The acquisitions were accounted for using the purchase method of accounting. CT Solutions and ONES are not material to the financial position or results of operations of the Company.

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

                             ADAC LABORATORIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                (UNAUDITED)

A summary of the effects of the restatement follows:

CONSOLIDATED STATEMENTS OF INCOME


                                                                                   THREE MONTHS ENDED
                                                          ------------------------------------------------------------------
                                                                     JUNE 28, 1998                    JUNE 29, 1997
                                                          ------------------------------------------------------------------
                                                                                    As                               As
                                                                                Originally                       Originally
(Amounts in thousands, except per share data)                    Restated        Reported        Restated         Reported
----------------------------------------------------------------------------------------------------------------------------
REVENUES, NET:
   Product                                                        $49,472         $62,521         $47,493         $53,657
   Service                                                         20,284          21,000          17,763          17,853
----------------------------------------------------------------------------------------------------------------------------

                                                                   69,756          83,521          65,256          71,510
----------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
   Product                                                         25,986          32,923          28,234          30,799
   Service                                                         14,402          14,352          11,104          11,042
----------------------------------------------------------------------------------------------------------------------------

                                                                   40,338          47,275          39,338          41,841
----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                       29,368          36,246          25,918          29,669
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Marketing and sales                                             12,289          12,671          10,081          10,313
   Research and development                                         3,669           3,789           4,287           4,018
   General and administrative                                       5,698           5,455           4,241           4,514
   Goodwill amortization                                              588             471             251             198
   Acquired research and development                                   --              --             531           5,862
   Acquisition expense write off                                       --              --             651              --
----------------------------------------------------------------------------------------------------------------------------

                                                                   22,244          22,386          20,042          24,905
----------------------------------------------------------------------------------------------------------------------------

Operating income                                                    7,124          13,860           5,876           4,764
----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSE:
   Interest and other, net                                          1,579           1,565           1,338           1,336
----------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                            5,545          12,295           4,538           3,428
Provision for income taxes                                          2,162           4,795           1,770           3,322
----------------------------------------------------------------------------------------------------------------------------

Net income                                                         $3,383          $7,500          $2,768            $106
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Net income per share
   Basic                                                             $.17            $.38            $.15            $.01
   Diluted                                                           $.17            $.37            $.14            $.01
Number of shares used in per share calculations
   Basic                                                           19,681          19,729          18,602          18,587
   Diluted                                                         20,443          20,534          19,790          19,775
----------------------------------------------------------------------------------------------------------------------------


                               ADAC LABORATORIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME


                                                                                   THREE MONTHS ENDED
                                                          ------------------------------------------------------------------
                                                                     JUNE 28, 1998                    JUNE 29, 1997
                                                          ------------------------------------------------------------------
                                                                                    As                               As
                                                                                Originally                       Originally
(Amounts in thousands, except per share data)                    Restated        Reported        Restated         Reported
----------------------------------------------------------------------------------------------------------------------------
REVENUES, NET:
   Product                                                       $151,292        $174,958        $138,601        $158,183
   Service                                                         60,424          61,464          51,289          51,668
----------------------------------------------------------------------------------------------------------------------------

                                                                  211,716         236,422         189,890         209,851
----------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
   Product                                                         82,136          95,308          82,492          91,061
   Service                                                         40,098          40,016          33,460          32,606
   Discontinued product                                            14,494           3,500              --              --

                                                                  136,728         138,824         115,952         123,667
----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                       74,988          97,598          73,938          86,184
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Marketing and sales                                             35,762          35,821          30,655          31,834
   Research and development                                        12,950          11,854          11,186          10,815
   General and administrative                                      15,758          14,570          12,494          13,184
   Goodwill amortization                                            1,625           1,274             700             594
   Acquired research and development                                   --              --             531           5,862
   Acquisition expense write off                                       --              --             651              --
   Discontinued products                                               --          12,900              --              --
----------------------------------------------------------------------------------------------------------------------------

                                                                   66,095          76,419          56,217          62,289
----------------------------------------------------------------------------------------------------------------------------

Operating income                                                    8,893          21,179          17,721          23,895
----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSE:
   Interest and other, net                                          3,507           3,465           3,957           3,756
----------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                            5,386          17,714          13,764          20,139
Provision for income taxes                                          2,101           6,908           5,368           9,388
----------------------------------------------------------------------------------------------------------------------------

Net income                                                         $3,285         $10,806          $8,396         $10,751
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Net income per share
   Basic                                                             $.17            $.56            $.46            $.59
   Diluted                                                           $.16            $.54            $.43            $.55
Number of shares used in per share calculations
   Basic                                                           19,291          19,298          18,313          18,306
   Diluted                                                         20,184          20,190          19,542          19,470
----------------------------------------------------------------------------------------------------------------------------


                              ADAC LABORATORIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                 (UNAUDITED)
CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 28, 1998           SEPTEMBER 28, 1997
                                                              --------------------------------------------------
                                                                               As                        As
                                                                           Originally                 Originally
(Amounts in thousands)                                          Restated    Reported      Restated     Reported
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $9,029       $9,029       $5,088       $5,088
   Accounts receivable, net                                       52,674      126,654       48,572       99,495
   Inventories, net                                               71,261       37,631       52,672       27,534
   Prepaid expenses and other current assets                       3,812        6,624        3,570       10,155
                                                              --------------------------------------------------

TOTAL CURRENT ASSETS                                             136,776      179,938      109,902      142,272

   Service parts, net                                             17,927       18,823       16,469       17,278
   Fixed assets, net                                              10,190       11,312        9,789       11,555
   Capitalized software, net                                      10,349       12,441       12,265       14,007
   Intangibles, net                                               30,851       20,671       21,703       10,110
   Deferred income taxes                                          22,332        8,879       21,702        8,249
   Other assets, net                                               2,233        2,692        3,269        3,524
                                                              --------------------------------------------------

   TOTAL ASSETS                                                 $230,658     $254,756     $195,099     $206,995
                                                              --------------------------------------------------
                                                              --------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                        $32,659      $32,659      $22,217      $22,217
   Accounts payable                                               18,847       18,847       10,543       10,543
   Deferred revenues                                              10,008        8,398       15,017       11,561
   Customer deposits and advance billings                          3,562        3,775        2,826        2,841
   Accrued compensation                                            9,681        9,053        7,567        7,522
   Warranty and installation                                       6,921        7,516        3,713        4,495
   Other accrued liabilities                                       7,709       10,998        7,222        6,620
                                                              --------------------------------------------------

TOTAL CURRENT LIABILITIES                                         89,387       91,246      691,045       65,799

Deferred income taxes                                             12,824       10,097       13,830       11,103
Liabilities and deferred credits                                   4,400        3,790        4,073        3,596
                                                              --------------------------------------------------

   TOTAL LIABILITIES                                             106,611      105,133       87,008       80,498
                                                              --------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none
Common stock, no par value:
   Authorized:  50,000 shares;
   Issued and outstanding: 19,913 shares at
       June 28, 1998 and 18,812 shares at
       September 28, 1997                                        141,684      136,495      128,109      123,269
   Retained earnings/accumulated deficit                        (14,367)       16,398     (17,652)        5,593
   Translation adjustment                                        (3,270)      (3,270)      (2,366)      (2,365)
                                                              --------------------------------------------------

   TOTAL SHAREHOLDERS' EQUITY                                    124,047      149,623      108,091      126,497
                                                              --------------------------------------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $230,658     $254,756     $195,099     $206,995
                                                              --------------------------------------------------
                                                              --------------------------------------------------

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

Revenues for the third quarter of fiscal 1998 were $69.8 million, a 7% increase, or $4.5 million, over the third quarter fiscal 1997 revenues of $65.3 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 72% and 79% of the Company's total revenues for the third quarter of fiscal 1998 and 1997, respectively. Revenues from the Company's Software Business represented approximately 28% and 21% of the Company's total revenues for the third quarter of fiscal 1998 and 1997, respectively.

Nine month year-to-date revenues were $211.7 million, an 11% increase, or $21.8 million, over the $189.9 million for the same period in fiscal 1997. Excluding the discontinued product charge associated with the write-off of the LabStat and DSA assets in the first quarter of fiscal 1998, gross profit for the first nine months of fiscal 1998 was $89.5 million, a 21% increase over the $73.9 million generated in the same period in fiscal 1997. Including this charge, gross profit was $75.0 million for the first nine months of fiscal 1998. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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


                                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                -----------------------------------------------------------------------------------
                                                        JUNE 28,               JUNE 29,               JUNE 28,             JUNE 29,
(Dollar amounts in thousands)                               1998                   1997                   1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Product                                                $34,132                 $37,743               $113,555             $117,165
 Service                                                 16,240                  13,938                 48,087               39,492
                                                        -------                 -------               --------             --------
  Total Revenues                                        $50,372                 $51,681               $161,642             $156,657
                                                        -------                 -------               --------             --------
                                                        -------                 -------               --------             --------

Product revenue geographical mix:
 North America                                             86.0%                   79.2%                  82.4%                79.1%
 Europe                                                    11.0%                   12.8%                  11.8%                12.9%
 Latin America, Japan and Asia                              3.0%                    8.0%                   5.8%                 8.0%

Gross margin before discontinued
 product charge:
 Product                                                   43.2%                   39.0%                  42.6%                39.1%
 Service                                                   24.1%                   35.2%                  29.9%                30.8%
                                                        -------                  -------               --------             --------
    Total Gross Margin                                     37.0%                   38.0%                  38.9%                37.0%
                                                        -------                  -------               --------             --------
                                                        -------                  -------               --------             --------

Gross margin after discontinued
 product charge:
  Product                                                  43.2%                  39.0%                  40.1%                39.1%
  Service                                                  24.1%                  35.2%                  29.9%                30.8%
                                                        -------                 -------               --------             --------
    Total Gross Margin                                     37.0%                  38.0%                  37.0%                37.0%
                                                        -------                 -------               --------             --------
                                                        -------                 -------               --------             --------


Medical Systems' product revenues for the three and nine-month periods ended June 28, 1998 decreased 10% and 3%, respectively, over the same periods in fiscal 1997. This decline in sales for the three and nine-month periods ended June 28, 1998 compared to the corresponding periods in fiscal 1997, was due to weaker Asian and Latin American Nuclear Medical sales, partially offset by sales of refurbished CT equipment through the Company's newest business initiative, ARS

Excluding the effects of the discontinued product charge associated with the write-off of the DSA assets in the first quarter of fiscal 1998, gross profit margins for Medical Systems products increased to 42.6% in the first nine months of fiscal 1998. Including this charge, gross profit margins were 40.1% for this period. This compares with gross profit margins of 39.1% for the first nine months of fiscal 1997. See Note 9 of Notes to Condensed Consolidated Financial Statements. Margins before the discontinued product charge increased primarily due to sales of MCD, which have higher gross margins, and were partially offset by the lower margins associated with the ARS product sales.

Medical Systems service revenues for the three and nine-month periods ended June 28, 1998 increased 17% and 22%, respectively, over the same periods in fiscal 1997. These increases resulted from a higher number of customers under service contracts and, to a lesser extent, from the Company's entry into the ARS business in the first half of fiscal 1998 through acquisition. See Note 13 of Notes to Condensed Consolidated Financial Statements. Service margins decreased for the three and nine-month periods ended June 28, 1998, when compared to the same periods in fiscal 1997, due to increased staffing, higher retro-fit costs and lower margins associated with ARS product sales.

SOFTWARE BUSINESS

ADAC's Software Business includes Radiation Therapy Planning (RTP) and Healthcare Information Systems (HCIS). RTP revenues are generated primarily from the sale and support of the Company's Pinnacle3-TM- radiation therapy planning system. HCIS historically generated revenues from the sale of laboratory, radiology and cardiology information systems as well as from the provision of support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $11.6 million to discontinue development and marketing of LabStat-TM-. See Note 9 of Notes to Condensed Consolidated Financial Statements. As a result, HCIS' current revenues are derived from the sale and support of radiology and cardiology information systems. Summary information related to the Software Business' product and support revenues and gross profit margins for the three and nine-month periods ended June 28, 1998 compared to the corresponding periods in fiscal 1997, are as follows:


                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                        ------------------                          -----------------

                                                        JUNE 28,               JUNE 29,               JUNE 28,            JUNE 29,
(Dollar amounts in thousands)                               1998                   1997                   1998                1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Product                                                 $15,340                 $9,725                $37,737             $21,165
 Support                                                   4,044                  3,825                 12,337              11,797
                                                        --------                -------                -------             -------
  Total Revenues                                         $19,384                $13,550                $50,074             $32,962
                                                        --------                -------                -------             -------
                                                        --------                -------                -------             -------

Product revenue geographical mix:
 North America                                              89.7%                  88.6%                  91.1%               91.7%
 Europe                                                      6.5%                  10.0%                   6.9%                6.6%
 Latin America, Japan and Asia                               3.8%                   1.4%                   2.0%                1.7%

Gross margin before discontinued
 product charge:
 Product                                                    57.0%                  46.5%                  55.0%               47.5%
 Service                                                    48.7%                  45.8%                  48.1%               47.9%
                                                            -----                  -----                  -----               -----
  Total Gross Margin                                        55.3%                  46.3%                  53.3%               47.6%
                                                            -----                  -----                  -----               -----
                                                            -----                  -----                  -----               -----

Gross margin after discontinued
 product charge:
 Product                                                    57.0%                  46.5%                  24.3%               47.5%
 Service                                                    48.7%                  45.8%                  48.1%               47.9%
                                                            -----                  -----                  -----               -----
  Total Gross Margin                                        55.3%                  46.3%                  30.2%               47.6%
                                                            -----                  -----                  -----               -----
                                                            -----                  -----                  -----               -----


Product revenues for the three and nine-month periods ended June 28, 1998 increased 58% and 78% respectively, over the same periods in fiscal 1997, due mainly to an increase in sales of Pinnacle3-TM- and the radiology information system, QuadRIS-TM-. The growth of Pinnacle3-TM- and QuadRIS-TM- reflects greater penetration of the commercial sector by both these products, and, in the case of QuadRIS-TM-, continued growth in government sales under the Company's digital imaging network - picture archiving communications systems (DIN-PACS) contract with the United States Department of Defense. Excluding the effects of the discontinued product charge associated with the write-off of the LabStat-TM- assets, gross profit margins for the Software Business products increased to 55.0% in the nine-month periods ended June 28, 1998. See Note 9 of Notes to Condensed Consolidated Financial Statements.
Including this charge gross profit margins were 24.3% for this same period. Margins before the discontinued product charge increased primarily due to the higher margins associated with sales of Pinnacle3-TM-.

The Software Business' support revenues increased for the three and nine-month periods ended June 28, 1998 from the corresponding periods in fiscal 1997 due principally to higher radiology support revenues. Gross margins on support revenues were slightly higher for the most recent quarter and year-to-date periods due to an increase in the QuadRIS-TM- installed base, partially offset by fewer support contract renewals from the Company's legacy client base.

OPERATING AND OTHER EXPENSES:

Summary information showing the Company's operating and other expenses as a percentage of revenue for the three and nine-month periods are as follows:


                                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                     -------------------------------------------------------------------------------
                                                            JUNE 28,             JUNE 29,             JUNE 28,             JUNE 29,
                                                                1998                 1997                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
 Marketing and sales                                            17.6%                15.4%                16.9%                16.1%
 Research and development,
  net of software capitalization                                 5.3%                 6.6%                 6.1%                 5.9%
 General and administrative                                      8.2%                 6.5%                 7.4%                 6.6%
 Goodwill amortization                                           0.8%                 0.4%                 0.8%                 0.4%

 In-process research and development and
    acquisition expenses                                          --                    1.8%                --                  0.6%
                                                     -------------------------------------------------------------------------------
                                                                31.9%                30.7%                31.2%                29.6%
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------

Interest and other expense, net                                  2.3%                 2.1%                 1.7%                 2.1%


Marketing and sales expenses June 28, 1998 increased $2.2 and $5.1 million from the three and nine-month periods of fiscal 1997 compared to the three and nine-month periods of fiscal 1998. This increase was primarily a result of an increase in RTP and HCIS sales representatives.

Research and development expenditures, net of software capitalization, totaled $3.7 million and $4.3 million in the third quarter of fiscal 1998 and 1997, respectively. Year-to-date research and development expenditures, net of software capitalization, were $13.0 million and $11.2 million in fiscal 1998 and 1997, respectively. Research and development expenses for the nine-month period ended June 28, 1998 also increased on a gross basis when compared to the same period in the prior fiscal year. This increase resulted primarily from additional investments by the Company to maintain and enhance its nuclear medicine products and QuadRIS-TM-. These additional investments were partially offset by the decrease in costs associated with the discontinuation of LabStat-TM-. See Note 9 of Notes to Condensed Consolidated Financial Statements.

General and administrative expenses and intangible amortization increased in dollar volume for the three and nine-month periods ended June 28, 1998. These increases in general and administrative expenses and amortization of goodwill resulted principally from the acquisitions made in fiscal 1998. See
Note 13 of Notes to Condensed Consolidated Financial Statements.

In connection with its acquisition of Cortet, Inc. (Cortet) in May 1997, the Company recognized a non-ordinary charge, pre-tax charge to operations in the third quarter of fiscal 1997 of $0.5 million for charges related to the purchase of acquired in-process research development.

Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for the nine-month period ended June 28, 1998 compared to the same period in fiscal 1997, due primarily to foreign currency gains during the second quarter of fiscal 1998.

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 39.0% for the first three and nine months of fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its available cash resources, generated primarily from operations and credit lines, will provide adequate funds to finance the Company's operations in fiscal 1998. If necessary the Company will seek to increase its credit line to support the Company's future growth.

The Company's ratio of current assets to current liabilities at June 28, 1998, was 1.5 to one, while working capital for the first nine months of fiscal 1998 increased $6.6 million to $47.4 from $40.8 at the end of fiscal 1997.

The primary uses of cash in 1998 were a $10.5 million increase in accounts receivable and a $24.5 million increase in inventory. Accounts receivable increased as a resulted of higher revenues. Additionally, weaker cash collections in Asian and Latin American markets during the third quarter of fiscal 1998, contributed to the increase in accounts receivable. Delays in product installations and implementations due to customer site preparation and other factors, resulted in an increase in finished goods inventory. These uses of cash were partially offset by an increase in accounts payable and accrued liabilities, which resulted from increased purchasing to support the higher sales volume.

Investing activities used $14.9 million of cash in the first nine months of fiscal 1998. This activity consisted principally of software development and the acquisitions of CT Solutions and ONES.

Financing activities provided $20.2 million of cash in the first nine months of fiscal 1998. This was primarily due to increased borrowings under the Company's revolving credit facility and common stock issued to employees under the Company's employee stock purchase and option plans. At June 28, 1998, $27.3 million remained available for borrowing under this revolving credit facility.

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

The State of California, under a contract with the FDA, recently completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of objectionable conditions, including alleged violations of the recently implemented Quality System Regulations (QSR) applicable to the manufacture of medical devices. The state investigator also placed a temporary shipment hold on Pinnacle3-TM-pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company has initiated appropriate corrective actions, is in the process of responding to the FDA and the State, and believes it will shortly be able to satisfy their concerns. There can be no assurance, however, that a Warning Letter or further enforcement action will not ensue. Failure of the Company to adequately address the concerns of the FDA and the State of California could have a material adverse effect on the Company's business and results of operation.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

   ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as MCD and MCD/AC-TM- in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

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

         Not applicable.

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
