Form 10-K
period 1998-09-27
ADAC LABORATORIES
filed 1999-03-01
CIK 313798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 27, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-9428

                               ADAC LABORATORIES

             (Exact name of registrant as specified in its charter)

          CALIFORNIA                94-1725806
 (State or other jurisdiction    (I.R.S. Employer
              of
incorporation or organization)    Identification
                                       No.)

       540 ALDER DRIVE                95035
     MILPITAS, CALIFORNIA
    (Address of principal           (Zip Code)
      executive offices)

                 (408) 321-9100
  (Registrant's telephone number including area
                      code)

Securities registered pursuant to Section 12(b)of the Act:

                                   NAME OF EACH
                                     EXCHANGE
     TITLE OF EACH CLASS             ON WHICH
                                    REGISTERED
             None                      None

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

                         Yes _________    No ____X____

    Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on February 1, 1999, on the Nasdaq National Market System of $22.44 per share, was approximately $447,026,036. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 1, 1999, Registrant had outstanding 20,450,067 shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN ANY SUCH FORWARD LOOKING STATEMENTS. RISKS INHERENT IN THE COMPANY'S BUSINESS AND FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE WITHOUT LIMITATION THE CONSIDERATIONS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--BUSINESS CONSIDERATIONS." THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

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

GENERAL

    ADAC designs, develops, manufactures, sells and services medical imaging equipment and radiation therapy planning and health care information software systems used in hospitals and clinics worldwide. The Company conducts its business primarily through its Medical Systems and Software Business.

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

MEDICAL SYSTEMS

    The Medical Systems business unit includes the Company's nuclear medicine product and service business, as well as ADAC Medical Technologies ("AMT"), the Company's nuclear medicine equipment refurbishing business, and ADAC Radiology Solutions ("ARS"), the Company's computed tomography ("CT") refurbishing business. Medical Systems revenues represented 76%, 83% and 85% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. See Note 11 "Segment Information and Foreign Operations" of Notes to Consolidated Financial Statements. See also Note 14 "Restatement of Financial Statements" of Notes to the Consolidated Financial Statements for a description of the Restatement.

    NUCLEAR MEDICINE. Nuclear medicine is a diagnostic imaging modality that images the function or physiology of organs and lesions. In a typical nuclear medicine procedure, the patient is administered a small amount of a radiopharmaceutical that localizes in normal and abnormal tissues according to the make-up of the radiopharmaceutical, the functionality of the tissue, and the procedure being utilized. The patient is then imaged with a gamma camera and the images are recorded on a computer. These images may be processed further as described below. The physician uses the final images and related clinical information to evaluate the functional and metabolic performance of the portion of the patient's body under examination. Nuclear medicine is used primarily for oncology and cardiology procedures, which account for approximately 70% of all nuclear medicine procedures performed. The Company believes the functional imaging capability of nuclear medicine may allow for earlier diagnosis of certain diseases than anatomical imaging modalities such as magnetic resonance imaging ("MRI"), CT, and ultrasound.

    There are three general methods for acquiring single photon nuclear medicine images: single photon emission computed tomography ("SPECT"), planar imaging and total or whole body imaging. In SPECT imaging, the camera rotates around the patient to create three-dimensional images. Planar or static images are acquired at a single angle relative to a patient and are similar to a "snapshot" image. In total body imaging, the camera moves along the length of the patient to form a single image of the whole body. Nuclear images may also be acquired through positron emission tomography ("PET"), which is described in more detail below.

    In its nuclear medicine business, the Company designs, develops, manufactures and sells a broad line of nuclear medicine cameras and related computer systems. These systems consist primarily of a gamma camera, a computer workstation and clinical software that permits the physician to process the resulting data.

    The Company offers two different types of gamma cameras, single head cameras with one detector head and dual head cameras with two detector heads. Dual head cameras offer better patient throughput and higher image quality than single head cameras. Dual head cameras may include fixed angle or variable angle detectors. The detectors on a fixed angle camera are generally fixed at a 90 degrees orientation for cardiac imaging or at a 180 degrees orientation for oncology or general purpose imaging. The detectors on a variable angle camera may be positioned in both of these two orientations as well as other positions which allow for more versatile clinical applications.

    All of the Company's gamma cameras are equipped with the Company's EPIC-TM-digital detector. This innovative technology improves the reliability and stability of the nuclear image over that achieved through the use of analog technology. The EPIC detector also includes auto-tuning and remote diagnostics capabilities which facilitate improved field service efficiency and customer satisfaction.

    The Company's dual head camera product line currently includes the following:

    - FORTE-TM---the Company's newest open gantry, variable angle camera. This camera features the Company's unique FreeDOME-TM- open gantry, which enables a fuller range of image acquisition without obstruction from detector arms or gantry feet and improved patient comfort for all imaging positions, including patients on hospital beds, gurneys and wheelchairs. This camera is sold with the latest Pegasys computer workstation, the Sun Ultra-TM-60, which offers a two-fold increase in processing speed and power over previous generations.

    - VERTEX-TM-V60--the Company's latest generation Vertex dual ring, variable angle camera. This camera is also sold with the Pegasys Sun Ultra 60 computer workstation. The Company's advanced imaging technologies, including Molecular Coincidence Detection ("MCD-TM-(PET)"), MCD with attenuation correction ("MCD/AC-TM-(PET)") and Vantage-TM- ExSPECT-TM-are currently available on this camera.

    - CARDIO-TM- EPIC--the Company's dual ring, fixed 90 degree camera. This camera is based on the Vertex design and was engineered especially for the cardiology market. Due to the fixed angle of the detectors, this camera is less expensive than the Vertex V60 but also offers EPIC image quality and dual head throughput advantages for cardiology imaging.

    - SOLUS-TM- EPIC--the Company's dual ring, fixed 180 camera. This camera is based on the Vertex design and was engineered especially for the oncology market. Like the Cardio, this camera is less expensive than the Vertex V60 but offers EPIC image quality and dual head throughput advantages for oncology imaging. MCD(PET) and MCD/AC-PET are both available on the Solus, thus enhancing the oncology applications of the camera.

    The Company's single head product line currently includes the following cameras:

    - SINGLE HEAD GENESYS-TM---the Company's first single detector gamma camera that was designed for general purpose nuclear medicine studies. The robotics and patient ergonomics provide efficient patient handling and transition from total body to SPECT studies in oncology applications. The compact design allows installation into small rooms.

    - ARGUS-TM---the Company's second single detector gamma camera that was designed to perform general purpose nuclear medicine studies and give added flexibility for imaging patients when they are seated or in their hospital bed. The detector orientation affords a larger imaging field for SPECT procedures, especially for oncology imaging.

    The Company also manufactures and sells the Transcam-TM- and Thyrus gamma cameras, which are niche cameras with a small field of view and are produced by the Company's Danish subsidiary, ADAC A/S. These cameras offer planar imaging for specific clinical diagnostic procedures. In addition the Transcam is mobile and allows imaging to be performed in the hospital ward without moving the patient.

    The Company's gamma cameras are sold with a computer workstation that enables the user to acquire the data collected by the detectors, to generate a digital image from that data and to process the data and the resulting image using a number of clinical software applications. Most of the Company's gamma cameras are sold with the Sun Ultra or Ultra 60 workstation from Sun Microsystems.

    Traditionally, gamma cameras have been used only to perform SPECT, total body, or planar studies. In 1995, however, ADAC introduced MCD(PET), which is a hardware and software upgrade to the Vertex V60 and Solus Epic cameras that enables these SPECT cameras to perform PET imaging. The Company intends to make this upgrade available on Forte in the first half of fiscal 1999. PET imaging is a valuable diagnostic tool because of its high resolution and high accuracy in oncology, cardiology and neurology. Prior to the introduction of MCD(PET), PET imaging had been available only on expensive, dedicated PET imaging systems ranging in price between $1.0 million and $2.0 million. MCD(PET) and MCD/AC-PET now offer physicians the ability to perform PET imaging with a gamma camera at a fraction of the cost of a dedicated PET system.

    In 1998, ADAC entered into agreement with UGM Medical Systems to market and distribute their dedicated PET scanner, C-PET. C-PET gives ADAC a full line of PET systems to meet different customer needs. The C-PET system enables more patients to be imaged in a day than the camera-based PET systems and is focused on customers with a higher PET patient load. ADAC anticipates growth in this portion of the nuclear medicine market with approval of reimbursement of certain lung cancer studies for Medicare patients by the Health Care Financing Administration in January 1998.

    In addition to MCD(PET), the Company offers a number of other clinical hardware and software enhancements to its gamma cameras that enable physicians to extract clinical information from nuclear medicine procedures to aid in the diagnosis of disease including the following:

    - VANTAGE EXSPECT--Co-developed with Emory University, this product is offered as an upgrade to the Company's Vantage-TM- product, and corrects for image distortions created by variations in tissue density, scatter and resolution. Vantage ExSPECT is particularly useful in cardiac studies, and the Company believes it offers important advantages over cardiac ultrasound, the alternate competitive procedure. Vantage ExSPECT permits evaluations of perfusion.

    - MCD/AC-PET--This product is designed to correct for attenuation when imaging with MCD(PET) and provides substantial improvements in image quality. Similar to Vantage, MCD/AC-PET corrects for image distortions created by variations in tissue density. It is important to note that attenuation is a greater problem in positron imaging because the photons travel twice as far through the body than in traditional nuclear medicine procedures. To date, the Company is the only vendor to offer attenuation correction for coincidence imaging with a gamma camera.

    - QUANTITATIVE GATED SPECT ("QGS-TM-")--Developed with Cedars Sinai Medical Center, this software provides essential information for the detection and analysis of cardiac disease and enables physicians to study a number of different snapshots of the heart simultaneously.

    - AUTOSPECT PLUS-TM---This product allows physicians to automatically process through the use of a single button one or more cardiac SPECT, gated SPECT, Vantage SPECT and MCD/AC-PET data sets. Automated processing offers the following advantages over manual processing: reproducible and accurate results, reduced artifacts and processing time and increased efficiency.

    - AUTOQUANT-TM---Jointly developed and under an exclusive license with Cedars Sinai Medical Center, this product provides comprehensive cardiac quantitative analysis capability with state of the art algorithms and an intuitive user interface. This product combines perfusion and functional information that is essential for the detection and analysis of cardiac disease and enables physicians to study a number of different quantitative parameters of the heart simultaneously.

    - SHADOW-TM---This product enables remote processing of cardiac studies. The physician can process and review patient studies using a desktop PC networked to a Pegasys computer system. Shadow improves workflow by allowing the physician to obtain direct access from their office or viewing area to patient data acquired using a gamma camera.

    - IMAGE FUSION AND REVIEW--This product is used to align and display different images such as MCD(PET), SPECT, PET, CT and MRI in three dimensions as composite images. Image Fusion also permits the operator to manipulate and align the images. This functionality facilitates image interpretation by a physician by combining functional and anatomical data in the same image.

    ADAC MEDICAL TECHNOLOGIES (AMT). In its AMT business, the Company refurbishes and sells previously owned ADAC nuclear medicine systems as well as nuclear medicine systems manufactured by third parties, including General Electric Company, Siemens Medical Systems and Elscint Limited.

    ADAC RADIOLOGY SOLUTIONS (ARS). In its ARS business, the Company refurbishes, sells and services previously owned CT systems. The Company entered this business in fiscal 1998 through the acquisition of Southern CATS, Inc. in October 1997 and CT Solutions, Inc. in January 1998. See Note 3

"Acquisitions" of Notes to Consolidated Financial Statements. The ARS business benefits from synergies with ADAC's existing Radiation Therapy Products ("RTP") division in the area of CT simulation. CT simulation is a growing trend in radiation therapy planning. By bundling a refurbished CT with the CT simulation component of the Pinnacle(3) treatment planning system, ADAC is able to offer a very cost-effective solution enabling oncology centers to adopt this new technology sooner.

    CUSTOMER SUPPORT AND FIELD SERVICE. The Company maintains a customer support center in California, and field service forces in North America and Europe for its Medical Systems business. The Company's network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. Together with its distributors, the Company services over 9,100 installed systems at over 3,200 sites worldwide, including approximately 600 systems manufactured by vendors other than ADAC. The Company generates service revenue under service contracts with ADAC and non-ADAC customers, by providing service on a time and materials basis to such customers and by offering multi-vendor service under asset management contracts with third parties.

SOFTWARE BUSINESS

    The Company's Software Business includes the Company's RTP business and its Healthcare Information Systems ("HCIS") business. Revenues from the Software Business represented 24%, 17% and 15% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. See Note 11 "Segment Information and Foreign Operations" of Notes to Consolidated Financial Statements.

    RADIATION THERAPY PRODUCTS. In RTP, the Company designs, develops, markets and supports turnkey radiation therapy planning systems that assist hospital radiation oncology departments and cancer treatment centers in planning patient treatments. The systems combine third-party workstations and printers with the Company's proprietary application software, Pinnacle(3)-TM-.

    RTP's principal product, Pinnacle(3), is a radiation therapy treatment planning system that includes two-dimensional and three-dimensional planning capabilities for radiation treatments. This includes implanting radioactive sources (brachytherapy) and delivery of photon or electron particles at several angles (stereotactic radiosurgery) for treatments of patients with cancer, as well as certain benign conditions. Pinnacle(3)s three-dimensional volumetric image processing and dose computation capabilities enable physicians to plan the precise application of high energy radiation to a specific targeted area for the treatment of cancer and other diseases. The Company believes Pinnacle(3) provides improved image processing and dose calculation methods compared to currently available products.

    HEALTHCARE INFORMATION SYSTEMS. HCIS designs, develops, markets, sells and supports integrated solutions consisting of computer equipment and software applications that offer healthcare providers the necessary tools to process and archive patient and clinical information.

    The Company's principal HCIS products are QuadRIS, a radiology information system product and CorCAAT-TM-, a cardiology information system product. QuadRIS is based on an advanced client/server architecture, operating on an Oracle-TM-database server and the Microsoft Windows 95-TM- operating system, and is designed to work in a distributed computing environment to meet the needs of rapidly changing integrated healthcare delivery systems. In this environment, the product must meet the demands of multiple healthcare facilities that act as a single integrated delivery network. The Company recently released Version 6.0 of QuadRIS, which contains additional functionality including voice recognition and dictation modules ("Physician Desktop-TM-"), and ENVOI-TM-, an integrated information and image management solution that combines QuadRIS 6.0 with the ENVOI intranet image server. ENVOI makes it possible to review reports and reference images at any time and at any location throughout the healthcare enterprise through the health care facility's intranet. ENVOI utilizes an Internet browser and industry communications standard such as DICOM, as well as other Internet protocols, to provide immediate, secure access to images and reports for radiologists, referring physicians and technologists.

    The Company also markets CorCAAT, a cardiac catheterization laboratory information system. CorCAAT performs a number of functions that previously required equipment and systems from multiple vendors and eliminates the need for expensive and inflexible interfaces. CorCAAT also simplifies the patient monitoring, inventory management, case reporting, image management and outcomes management processes by providing a single point of access to all catheterization laboratory data. The product is based on networked computing technology and standard components including Microsoft Windows NT-TM-, Microsoft SQL Server-TM- and Intel-TM--based computers. CorCAAT is currently installed at 13 sites in the United States.

    In the first quarter of fiscal 1998, the Company decided to discontinue developing and marketing LabStat-TM-, the Company's laboratory information system, while retaining its laboratory support and maintenance business. As a result, the Company took an non-ordinary charge of $11.3 million in that quarter. See Note 9 "Non-ordinary Items" of Notes to Consolidated Financial Statements.

    The Company also supports a line of other more mature products, including LabCare-TM-, MARS II-TM-, IMAGES/3000-TM-, RadCare(-Registered Trademark-), MRM, and RadStat(-Registered Trademark-), which are installed in hospitals throughout the United States and Canada.

OTHER

    From time to time, the Company explores other opportunities for expanding its business. For example, in fiscal 1996, ADAC formed a new business unit, ADAC Radiology Services to work closely with radiologists, referring physicians, hospitals and payors to provide technology and management solutions that enhance the delivery of radiology care. On October 30, 1997, ADAC Radiology Services exercised an option to acquire the business of Medical Transition Strategies, Inc., which was in the business of forming and managing radiology networks. Because, among other things, this business did not contribute meaningfully to the Company's results in fiscal 1998, and was not expected to do so in future periods, the Company decided to discontinue this business in the fourth quarter of fiscal 1998. As a result, the Company took a non-ordinary charge of $1.9 million in that quarter. See Note 9 "Non-ordinary Items" of Notes to Consolidated Financial Statements.

MARKETING AND SALES

    ADAC has a direct sales force in the United States. The Company also conducts certain direct sales and/or service activities through its subsidiaries in Brazil, the Netherlands, Germany, France, Italy, Denmark, the United Kingdom and Canada. Sales and service in other countries are generally handled by distributors. North America is the largest market for the Company's products and services followed by Europe, Japan, Asia Pacific and Latin America. ADAC is represented in all of these geographic areas. See Note 11 "Segment Information and Foreign Operations" of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

    Developing products, systems and services based on advanced technological concepts is essential to ADAC's ability to compete effectively. The Company currently maintains a product development and engineering staff responsible for product design and engineering. In addition, as part of ADAC's research and development programs, the Company has established the Advanced Clinical Research Program, which provides annual grants to clinical trial sites at major institutions to assist the Company in product development concepts and to aid in verifying engineering and design activities. There can be no assurance that the Company's product development efforts will result in the development or commercialization of successful products or product enhancements. Research and development expenditures, net of software capitalization, totaled $16.8 million, $16.7 million and $14.0 million in fiscal 1998, 1997, and 1996, respectively.

COMPETITION

    The medical systems and software markets in which the Company competes are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer or are in the process of developing, products that compete with products offered by the Company. Some of these competitors have substantially greater capital, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or produced by the Company or that could render the Company's products obsolete or noncompetitive. In addition, as the Company enters new markets, there can be no assurance that the Company will be able to penetrate such markets successfully.

    In the nuclear medicine market, the Company competes with several other major suppliers. From the end of fiscal 1997 to the end of fiscal 1998, the U.S. nuclear medicine market grew in excess of 20%. According to data provided by the National Electronics Manufacturers Association ("NEMA"), ADAC's share of the U.S. market, based on bookings volume, was approximately 44% for fiscal 1998, which represents approximately a six percentage point decrease in market share from the prior year. During this period, according to the same NEMA data, the Company maintained its price premium of approximately 15% in the dual head market over its competitors. In December 1998 the Company introduced two new gamma camera systems, the Forte open gantry and the Vertex V60, which the Company believes will strengthen the Company's competitive position. However, there can be no assurance that the Company's market share will not continue to decrease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations."

    The Company believes that the key to success in its markets is to provide technologically superior products that deliver cost-effective, high quality clinically diagnostic data and images that meet or exceed customer quality and service expectations. ADAC's ability to compete successfully depends on its ability to commercialize new products ahead of its competitors. In addition to the rapid development of innovative and cost-effective new products, the Company believes that other competitive factors include patient throughput, system functionality and reliability, image quality, computer processing speed, customer service and support, and worldwide distribution network. The Company's products also must focus on solutions for the managed care environment in order to improve clinical outcomes at lower clinical process costs.

    The Company believes that key competitive factors in its Software Business include system architecture, key proprietary algorithms, functionality of the application software, post-sales support services, time to market, integration expertise with hospital information systems and price/performance.

MANUFACTURING AND SUPPLIERS

    The Company's manufacturing process includes mechanical assembly, final system integration and testing. In 1996, the Medical Systems manufacturing operations in Milpitas, California were certified to the requirements of the international quality system requirements of ISO 9001.

    The Company purchases certain sub-systems, including Sun-TM- workstations, disk drives and sodium iodide crystals, from third party suppliers. Although most materials and purchased components for its products are available from more than one source of supply, certain essential components such as the sodium iodide crystals included in its gamma cameras are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its HCIS products such as Hewlett-Packard Company, Oracle Corporation and others. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

GOVERNMENT REGULATION

    ADAC's nuclear medicine and RTP businesses, as well as certain portions of its HCIS business, are regulated by the United States Food and Drug Administration ("FDA"). The FDA regulates the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the Federal, Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated by the FDA. The State of California (through its Department of Health Services), where the Company maintains its factory, as well as other states, also regulates the manufacture of medical devices.

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

    The FDC Act also requires compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices ("GMP"). FDA regulations, specifically the Quality System Regulation ("QSR"), require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance is necessary to receive FDA clearance to market new products and is necessary for a manufacturer to be able to continue to market cleared product offerings. Recently, the FDA promulgated new design process regulations that revised and expanded the good manufacturing practices applicable to medical device manufacturers. Among other things, these new regulations require that manufacturers establish a formalized design control process. The QSR took effect on June 1, 1997, and included a twelve-month transition period during which enforcement action with respect to design control requirements was not to be taken. That transition period has expired and the regulation is in full force and effect.

    The FDA makes unannounced inspections of medical device manufacturers and may issue reports of observations where the manufacturer has failed to comply with applicable regulations and/or procedures. Failure to comply with applicable regulatory requirements can, among other things, result in warning letters, civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution, which could have a material adverse effect upon the Company.

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

    The sale of medical devices outside the United States is subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance in foreign countries may be longer or shorter than in the United States. In 1995, ADAC implemented a program to enter the

Japanese market and has, through its distributor, received Japanese Ministry of Health and Welfare (JMHW) approval to market the Vertex Plus Epic, Solus Epic, Cardio Epic and MCD(PET) with the Company's Pegasys Ultra-TM- computer system. In addition, ADAC has met the requirements of the European Medical Device Directive, which became effective in the European Community in June 1998, for its principal products. Failure of the Company to comply with these requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations".

    In mid-1997, the FDA conducted an inspection of the Company's newly acquired subsidiary, Cortet, Inc. ("Cortet"). As a result of that inspection, Cortet received a Warning Letter from the FDA containing inspectional observations relating to the adequacies of Cortet's quality assurance system. Cortet responded to the FDA's observations and Warning Letter and, in October 1997, received correspondence from the FDA indicating that Cortet's responses appeared to adequately address the FDA's concerns. In mid-1998, the State of California, under a contract with the FDA, completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of non-compliance of the recently implemented QSR. The state investigator also placed a temporary shipment hold on Pinnacle(3) pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company promptly responded to the FDA and the State and initiated a number of corrective actions. The State lifted the Pinnacle(3) shipment hold on August 28, 1998 and, in September 1998, ADAC received a letter from the FDA indicating that the Company had adequately responded to the FDA's concerns. Although the Company was deemed to have adequately responded to the State and FDA following the August 1998 inspection, the Company is responsible for the full implementation of all corrective actions. In addition, as all companies are, the Company remains subject to periodic inspections in the future and there can be no assurance as to the timing or outcome of any subsequent inspection. The scope of any re-inspection could be more comprehensive than the inspections of Cortet and the Company's Milpitas facility, and there can be no assurance that the FDA, upon re-inspection, will deem the Company's corrective actions to be adequate or that additional corrective action, in areas not addressed in the Warning Letter or the Form 483, will not be required. Any failure by the Company to fully implement the required corrective actions or to comply with any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing, would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations".

    Certain additional requirements of other Federal laws and of state, local and foreign governments exist which may apply to the manufacture and marketing of the Company's products and to products such as radiopharmaceuticals or possession and use of radioactive materials that are used in conjunction with the Company's products.

    The Company is subject to various environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws.

PATENT, COPYRIGHTS AND ROYALTIES

    The Company relies on a combination of trade secret, copyright, patent and trademark laws and contractual provisions to protect its proprietary rights. The Company has a policy of undertaking an ongoing review of its products with patent counsel to determine to what extent its products may be protectable under the patent or copyright laws. ADAC also has a program in place to develop patent portfolios to protect its intellectual property. At December 1, 1998, the Company held 40 United States patents, including several patents that have been issued covering technology incorporated into MCD(PET), and 59 foreign patents. The Company has a total of 41 patent applications pending at various stages of completion. While the Company believes that it benefits from such patents, competitors may develop competing products by "designing around" patents held by the Company or may claim that the Company's products infringe their proprietary rights.

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

EMPLOYEES

    As of February 1, 1999, the Company had approximately 1,031 full-time employees worldwide, including 802 employed in Medical Systems and 229 in Software business units. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Many of the Company's employees are highly skilled and competition in recruiting and retaining such employees is intense. The Company believes its continued success is dependent in part upon its ability to continue to attract and retain highly qualified personnel.

ITEM 2. PROPERTIES

    The Company's principal administrative, manufacturing and research operations occupy approximately 161,000 square feet of leased space in buildings located in Milpitas, California, under leases expiring through 2006. The Company's principal healthcare information systems operations occupy approximately 54,000 square feet of leased space in buildings located in Houston, Texas, under leases expiring in 2002. Other smaller facilities are leased in various states and foreign countries. Management believes that the Company's facilities are adequate at least through fiscal 1999 to meet presently anticipated manufacturing and other requirements. See Note 5 "Commitments and Contingencies" of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

    The Company's Common Stock is traded in the Nasdaq National Market System under the Nasdaq symbol "ADAC". There were 2,485 shareholders of record of the Company's Common Stock on February 1, 1999. The table below provides the quarterly high and low and closing prices in the Nasdaq National Market System, as reported by Nasdaq, during the last two fiscal years of the Company by fiscal quarter.

                                                    FISCAL 1998                       FISCAL 1997
                                           ------------------------------    ------------------------------
                                                     PER SHARE                         PER SHARE
                                           ------------------------------    ------------------------------
                                             HIGH        LOW       CLOSE      HIGH        LOW       CLOSE
                                           --------    -------    -------    -------    -------    --------
First Quarter...........................   $22 1/4     $15 3/4    $17 7/8    $24 1/8    $19 1/8    $24 1/8
Second Quarter..........................    26 5/8      18 3/8     23         27 1/2     18 1/4     20 1/16
Third Quarter...........................    24 1/16     19 3/8     22 7/8     27         16         23 5/8
Fourth Quarter..........................    30 5/8      20 7/8     25         25 5/8     17 3/8     19 1/4

    The Company did not pay any dividends in fiscal 1997 or 1998, and presently intends to retain its earnings for use in its business. Accordingly, the Company does not anticipate paying dividends to its shareholders in the foreseeable future.

    In August 1998, the Company issued 28,333 shares of Common Stock (the "Shares") to a consulting company upon the exercise of a warrant to purchase 60,000 shares of Company common stock (the "Warrant"). The Warrant had been issued to in July 1995. The exercise price of $11.875 per share was paid by the consulting company's surrender of 31,667 shares issuable under the Warrant. The Shares were offered and sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by
Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

ADAC LABORATORIES AND SUBSIDIARIES

                                                                              FISCAL YEAR
                                                       ----------------------------------------------------------
                                                                      1997        1996
                                                          1998     (RESTATED)  (RESTATED)   1995(3)     1994(3)
                                                       ----------  ----------  ----------  ----------  ----------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................................  $  300,528  $  263,887  $  222,586  $  184,809  $  176,280
Cost of revenues(1)..................................     192,697     160,102     142,483     117,320     106,665
Operating expenses(1)(2).............................      91,385      76,425      67,709      49,264      51,978
Other expense........................................       4,338       5,271       4,225       1,222       6,452
                                                       ----------  ----------  ----------  ----------  ----------
Income before income taxes...........................      12,108      22,089       8,169      17,003      11,185
Provision for income taxes...........................       4,722       8,615       3,023       5,930      (6,336)
                                                       ----------  ----------  ----------  ----------  ----------
Net income(1)(2).....................................  $    7,386  $   13,474  $    5,146  $   11,073  $   17,521
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net income per share(1)(2)
  Basic..............................................  $      .38  $      .73  $      .30  $      .68  $     1.06
  Diluted............................................  $      .36  $      .69  $      .28  $      .65  $     1.06
Number of shares used in net income per share
  calculations
  Basic..............................................      19,500      18,419      17,360      16,332      16,508
  Diluted............................................      20,387      19,534      18,507      17,079      16,508
Dividends declared per share.........................  $      .00  $      .00  $      .48  $      .48  $      .48
Total assets.........................................  $  243,809  $  195,099  $  177,890  $  159,097  $  121,603

------------------------

(1) Cost of revenues, operating expenses, net income and net income per share in fiscal 1998 include the effects of non-ordinary pre-tax charges of approximately $13.7 million for discontinued products, $1.3 million for write off of acquisition costs for non-consummated transactions and $1.9 million for the discontinuing the physician network services business. Excluding these charges, net income per share (diluted), net income, operating expenses and cost of revenues for fiscal 1998 would have been $0.87, $17.7 million, $88.1 million, and $179.0 million, respectively.

(2) Operating expenses, net income and net income per share in fiscal 1997 include the effects of non-ordinary pre-tax charges of approximately $0.5 million for the write off of in-process research and development related to the acquisition of Cortet, Inc., and $0.7 million of uncompleted acquisition costs and related expenses. Excluding these charges, net income per share (diluted), net income and operating expenses for fiscal 1997 would have been $0.73, $14.2 million and $75.4 million, respectively.

(3) Due to practical considerations, the financial data for fiscal years 1995 and 1994 were not subjected to the same review by management as was carried out with respect to fiscal years 1996, 1997 and the first three quarters of 1998, and which review resulted in a restatement of the financial statements for those years. See Note 14 "Restatement of Financial Statements" of Notes to Consolidated Financial Statements. It is possible that had a similar review by management been performed with respect to the financial statements for 1995 and 1994, the previously reported financial results for those years would be required to be restated in material amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this document.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997 AND FISCAL 1996

    Prior to fiscal 1998, the results of the Company's RTP division were included as part of Medical Systems for the purposes of Management's Discussion and Analysis. However, due to RTP's continued growth, its results are now presented with the Company's other software business, HCIS. All historical data and comparisons have been restated to reflect this change.

    Revenues for fiscal 1998 were $300.5 million, a 14% increase over fiscal 1997 revenues of $263.9 million. Revenues for fiscal 1997 were $263.9 million, a 19% increase over fiscal 1996 revenues of $222.6 million. Medical Systems revenues represented 76%, 83% and 85% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. The Company's Software business revenues represented approximately 24%, 17% and 15% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. Gross profit for fiscal 1998 totaled $107.8 million, an increase of 4% over gross profit of $103.8 million in fiscal 1997, which increased 30% over gross profit of $80.1 million in fiscal 1996.

MEDICAL SYSTEMS

    Medical Systems includes revenues from the Company's nuclear medicine business unit, as well as, AMT and ARS, the Company's nuclear and CT refurbishing business units. Medical Systems also includes customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for fiscal 1998 compared to fiscal 1997 and 1996, is as follows:

                                                                      FISCAL YEAR
                                                           ----------------------------------
                                                                          1997        1996
                                                              1998     (RESTATED)  (RESTATED)
                                                           ----------  ----------  ----------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product................................................  $  162,004  $  164,274  $  142,221
  Service................................................      64,927      54,103      46,116
                                                           ----------  ----------  ----------
    Total................................................  $  226,931  $  218,377  $  188,337

Geographical mix:
  North America..........................................          83%         78%         77%
  Europe.................................................          11%         13%         15%
  Latin America, Japan and Asia..........................           6%          9%          8%

Gross profit:
  Product................................................  $   60,425  $   65,238  $   49,545
  Service................................................      18,429      16,863      14,702
                                                           ----------  ----------  ----------
    Total................................................  $   78,854  $   82,101  $   64,247

Gross margin:
  Product................................................          37%         40%         35%
  Service................................................          28%         31%         32%
                                                           ----------  ----------  ----------
    Total................................................          35%         38%         34%

    Medical Systems' product revenues decreased 1% from fiscal 1997 to fiscal 1998 and increased 16% from fiscal 1996 to fiscal 1997. The product revenue decline in fiscal 1998 was due to the timing of delivery for installations caused by the Company's adoption of a longer product installation process in 1998. This decline was partially offset by strong sales of the Company's nuclear refurbishing business (AMT) and the formation of the CT refurbishing business
(ARS). Nuclear medicine revenues declined due to weaker European, Asian and Latin American sales, while the North American market grew in fiscal 1998. Revenues increased in fiscal 1997 due to the sales of higher priced dual head products and MCD. In fiscal 1997, Medical Systems' revenues increased in dollar volume in all of the Company's geographic markets.

    Product gross profit margins were 37% for fiscal 1998. Margins decreased primarily due to non-ordinary charges, consisting of a discontinued product charge for DSA and an inventory charge for AMT. See Notes 9 "Non-ordinary Items" and Note 12 "Quarterly Results of Operations" of Notes to Consolidated Financial Statements. Fiscal 1997 and fiscal 1996 had gross profit margins of 40% and 35%, respectively. Margins increased in fiscal 1997 due to increased sales of MCD.

    Medical Systems service revenues increased 20% from fiscal 1997 to fiscal 1998 and 17% from fiscal 1996 to fiscal 1997. These increases resulted from a higher number of customers under service contracts and, to a lesser extent, the Company's launch of the ARS business in fiscal 1998 and growth in the Company's multi-vendor service business in fiscal 1997. See Note 3 "Acquisitions" of Notes to Consolidated Financial Statements. Service margins decreased for fiscal 1998, when compared to fiscal 1997, due to increased staffing, higher retro-fit costs and the lower margins associated with the ARS business. Service margins decreased in fiscal 1997, when compared to fiscal 1996 as a result of higher labor, overtime and travel costs.

SOFTWARE BUSINESS

    ADAC's Software Business includes RTP and HCIS. RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3)-TM- radiation therapy planning system. HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took an non-ordinary charge of $11.3 million to discontinue the development and marketing of LabStat, its laboratory information system product, based on a decision by the Company's Board of Directors made in that quarter. As a result, the Company was able to increase its focus on the radiology business resulting in greater profitability for both HCIS and ADAC as a whole. See Note 9 "Non-ordinary Items" of Notes to Consolidated Financial Statements. HCIS' current revenues are derived from the sale and support of radiology and cardiology information systems and the support of the Company's legacy laboratory information systems. Summary information related to the Software Business product and support revenues and gross profit margins for fiscal 1998 compared to fiscal 1997 and fiscal 1996 are as follows:

                                                                         FISCAL YEAR
                                                             -----------------------------------
                                                                           1997         1996
                                                               1998     (RESTATED)   (RESTATED)
                                                             ---------  -----------  -----------

                                                                (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product..................................................  $  57,042   $  29,680    $  17,523
  Service..................................................     16,555      15,546       16,726
                                                             ---------  -----------  -----------
    Total..................................................  $  73,597   $  45,226    $  34,249

Gross profit:
  Product..................................................  $  20,847   $  14,077    $   7,407
  Service..................................................      8,130       7,323        8,449
                                                             ---------  -----------  -----------
    Total..................................................  $  28,977   $  21,400    $  15,856

Gross margin:
  Product..................................................         37%         47%          42%
  Service..................................................         49%         47%          51%
                                                             ---------  -----------  -----------
    Total..................................................         39%         47%          46%

    Software Business product revenues increased 92% from fiscal 1997 to fiscal 1998 and 69% from fiscal 1996 to fiscal 1997. The increase from fiscal 1997 was due mainly to an increase in sales of Pinnacle(3) and the Company's radiology information system, QuadRIS-TM-. The growth of Pinnacle(3) and QuadRIS reflects greater penetration of the commercial sector by both these products, and, in the case of QuadRIS, continued growth in government sales under the Company's digital imaging network-picture archiving communications systems (DIN-PACS) contract with the United States Department of Defense. Product gross margins decreased from fiscal 1997 to fiscal 1998 due to a $11.3 million charge associated with the discontinuance of the LabStat product in fiscal 1998 (see
Note 9 "Non-ordinary Items" of Notes to Consolidated Financial Statements). Excluding the effects of the discontinued product charge associated with the write-off of the LabStat assets, gross profit margins for the Software Business products increased to 58% compared to 47% in the prior year. This increase in margin was a result of increased sales of the Company's higher margin Pinnacle(3) product.

    The Software Business support revenues increased in fiscal 1998 compared with fiscal 1997, due principally to higher radiology support revenues. Software service revenues declined in fiscal 1997 from fiscal 1996 due principally to a lessening of the Company's laboratory support customer base. Gross margins on support revenues were higher for fiscal 1998 due to an increase in the QuadRIS installed base, partially offset by fewer support contract renewals from the Company's legacy client base. Service margins decreased from fiscal 1996 to fiscal 1997 due to increased third-party hardware maintenance costs associated with the Company's laboratory product, together with an increase in radiology and laboratory client support costs. See Note 1 "Summary of Significant Accounting Policies" to Consolidated Financial Statements for a discussion of the Company's adoption of SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-4, and the impact of this adoption on fiscal 1999.

OPERATING AND OTHER EXPENSES

    As a percentage of the Company's revenue, operating and other expense, net, for fiscal 1998, 1997 and 1996 were as follows:

                                                                               FISCAL YEAR
                                                                 ---------------------------------------
                                                                                1997           1996
                                                                   1998      (RESTATED)     (RESTATED)
                                                                 ---------  -------------  -------------
Operating expenses:
  Marketing and sales..........................................       16.7%        15.8%          16.9%
  Research and development, net of software capitalization.....        5.6%         6.3%           6.3%
  General and administrative...................................        6.3%         6.0%           6.9%
  Goodwill amortization........................................        0.7%         0.4%           0.4%
  Acquired in-process research and development.................        0.0%         0.2%           0.0%
  Discontinued products........................................        0.6%         0.0%           0.0%
  Acquisition expense write off................................        0.4%         0.2%           0.0%
                                                                       ---          ---            ---
                                                                      30.3%        28.9%          30.5%
                                                                       ---          ---            ---
                                                                       ---          ---            ---
Other expense, net.............................................        1.4%         2.0%           1.9%

    Marketing and sales expenses increased as a percentage of revenue from fiscal 1997 to fiscal 1998 and decreased from fiscal 1996 to fiscal 1997. Marketing and sales expenses increased in dollar volume from 1997 to 1998 and 1996 to 1997 primarily due to an increase in RTP and HCIS sales representatives.

    Research and development expenditures, net of software capitalization, totaled $16.8 million, $16.7 million and $14.0 million in fiscal 1998, 1997, and 1996, respectively. Research and development expenditures, net of software capitalization, increased by $0.1 million and $2.7 million in fiscal 1997 to fiscal 1998 and fiscal 1996 to fiscal 1997 as a result of additional investments made by the Company to accelerate the development of the Company's laboratory product and to maintain and enhance the Company's radiology product. Capitalized software costs were $6.4 million, $4.5 million and $3.4 million in fiscal 1998, 1997 and 1996 respectively.

    General and administrative expenses increased as a percentage of sales and in dollar volume from fiscal 1997 to fiscal 1998 due to higher staffing levels. General and administrative expenses decreased as a percentage of sales from fiscal 1996 to fiscal 1997, due to higher sales in relation to general and administrative expenses.

    Goodwill amortization increased from fiscal 1997 to fiscal 1998 as a result of the amortization of goodwill expenses associated with acquisitions of Southern Cats, CT Solutions and ONES in fiscal 1998. See Note 3 "Acquisitions" of Notes to Consolidated Financial Statements.

    In fiscal 1998, the Company recognized non-ordinary pre-tax charges of approximately $14.5 million. These charges consisted of $1.3 million to write off capitalized expenses relating to specific acquisition activities which are no longer being pursued by the Company and $1.9 million for discontinuing the Company's physician network services business. See Note 9 "Non-ordinary Items" of Notes to Consolidated Financial Statements.

    In fiscal 1997, the Company recognized a $0.5 million non-ordinary pre-tax charge for acquired in-process research and development related to the purchase of Cortet and $0.7 million of uncompleted acquisition costs and related expenses. See Note 3 "Acquisitions" of Notes to Consolidated Financial Statements.

    Other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for fiscal 1998 compared to fiscal 1997, due primarily to foreign currency gains in fiscal 1998, partially offset by increased interest expense. Other expense, net, increased slightly as a percentage of revenue from fiscal 1996 to fiscal 1997 due to increased foreign currency losses and interest expense.

INCOME TAXES

    Fiscal 1998's and fiscal 1997's effective tax rate was 39%, which is approximately equal to the Company's statutory federal and state tax rates after utilization of tax credits. In fiscal 1996, the Company's effective tax rate was 37%. This higher tax rate for fiscal 1998 and 1997 resulted primarily from certain non-tax deductible items relating to the acquisition of Cortet and Geometrics.

SEGMENT INFORMATION

    Segment and foreign operations information is contained in Note 11 "Segment Information and Foreign Operations" of Notes to Consolidated Financial Statements. See also Note 13 "Recent Pronouncements" of Notes to Consolidated Financial Statements, for a discussion of FAS 131, "Disclosures About Segments of An Enterprise and Related Information" and the possible impact of that standard on future disclosure by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes its available cash resources, generated primarily from operations and credit lines, will provide adequate funds to finance the Company's operations in fiscal 1999. If necessary, the Company will seek to increase its credit line to support the Company's future growth.

    The Company's financial condition strengthened from fiscal 1997 to fiscal 1998. The Company's ratio of current assets to current liabilities improved to
1.7 to one at September 27, 1998 from 1.6 to one at September 28, 1997. Working capital increased $20.1 million to $60.9 million in fiscal 1998 from $40.8 million in fiscal 1997.

    The primary uses of cash in 1998 were an $12.0 million increase in accounts receivable and a $29.9 million increase in inventory from fiscal 1997. Inventory increased due mainly to the introduction of two new gamma camera systems in the first quarter of fiscal 1999, Forte and the Vertex V60 and longer product installation schedules. The Company increased production of these cameras to cover as many product mix demand profiles as possible through the first quarter of fiscal 1999. Accounts receivable increased due to higher sales and slower collections.

    Cash used for investing activities in fiscal 1998 of $18.2 million included goodwill from the acquisition of Southern Cats, Inc., CT Solutions, Inc. and ONES Medical Services, Inc., and capital expenditures for office, manufacturing and research and development equipment and capitalized software research and development costs in both the Medical Systems and Software Business units. See
Note 3 "Acquisitions" of Notes to Consolidated Financial Statements.

    Financing activities provided $13.3 million in cash in fiscal 1998. This was primarily attributable to common stock issued to employees under the Company's employee stock option and stock purchase plans. Bank loans increased slightly, with $23.4 million of borrowings outstanding under the Company's lines of credit at September 27, 1998 compared to $22.2 million at September 28, 1997, See Note 4 "Credit and Borrowing Arrangements" of Notes to Consolidated Financial Statements.

    The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to changing business conditions or to pursue new business opportunities. Should the Company not be able to renew existing credit facilities, new sources of funding will be required. There can be no assurance that such additional sources of capital will be available on terms favorable to the Company, if at all.

BUSINESS CONSIDERATIONS

    From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements including the forward looking statements contained in this Form 10-K are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements.

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

GOVERNMENT REGULATION

    The design, clinical activities, manufacturing, labeling, distribution, sale, marketing, advertising and promotion of the Company's products are subject to extensive and rigorous governmental regulation in the United States and foreign countries. In the United States and certain foreign countries, the process of obtaining and maintaining required regulatory clearances or approvals is lengthy, expensive and uncertain. There can be no assurance that any necessary clearance or approval will be granted the Company or that FDA or other regulatory agency review will not involve delays adversely affecting the Company. In addition, a failure to comply with applicable regulatory requirements could result in enforcement actions including Warning Letters, as well as civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution, which could have a material adverse effect upon the Company.

    Following an inspection in mid-1997, Cortet, Inc., which the Company acquired in May 1997, received a Warning Letter from the FDA concerning inspectional observations relating to the adequacies of Cortet's quality assurance system. Cortet responded to the observations and the Warning Letter and received correspondence from the FDA's Florida District Office indicating that Cortet's responses appeared to adequately address the FDA's concerns. In mid-1998, the State of California, under a contract with the FDA, completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of non-compliance of the recently implemented QSR. The state investigator also placed a temporary shipment hold on Pinnacle(3) pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company promptly responded to the FDA and the State and initiated a number of corrective actions. The State lifted the Pinnacle(3) shipment hold on August 28, 1998 and, in September 1998, ADAC received a letter from the FDA indicating that the Company had adequately responded to the FDA's concerns. Although the Company was deemed to have adequately responded to the State and FDA following the foregoing inspections, the Company is responsible for the full implementation of all corrective actions. In addition, as all companies are, the Company remains subject to periodic inspections in the future and there can be no assurance as to the timing or outcome of any subsequent inspection. The scope of any re-inspection could be more comprehensive than the inspections of Cortet and the Company's Milpitas facility, and there can be no assurance that the FDA, upon re-inspection, will deem the Company's corrective actions to be adequate or that additional corrective action, in areas not addressed in the Warning Letter or the Form 483, will not be required. Any failure by the Company to fully implement the required corrective actions or to comply with any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing, would have a material adverse effect on the Company.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

    ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as Forte, MCD(PET,) MCD/AC-PET and ENVOI in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

FUTURE OPERATING RESULTS

    The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter very uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, although both the Company's bookings and revenue have increased in recent periods, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue. The Company has accounts receivable due from customers in Latin America. Recent changes in economic conditions in that region, including the devaluation of Brazilian currency, may adversely affect the Company's ability to collect these accounts receivable. If the Company were unable to collect a substantial majority of these accounts receivable, the Company's results of operations for a quarterly period could be adversely affected.

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

RELIANCE ON SUPPLIERS

    Certain components used by the Company to manufacture its products such as the sodium iodide crystals used in the Company's nuclear medicine systems are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its healthcare information systems products. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate. See Note 1 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements.

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

                       ADAC LABORATORIES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                                     SEPTEMBER 28,  SEPTEMBER 29,
                                                                      SEPTEMBER 27,      1997           1996
                                                                          1998        (RESTATED)     (RESTATED)
                                                                      -------------  -------------  -------------
                                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                         DATA)
REVENUES, NET:
  Product...........................................................   $   219,046    $   194,238    $   159,744
  Service...........................................................        81,482         69,649         62,842
                                                                      -------------  -------------  -------------
                                                                           300,528        263,887        222,586
                                                                      -------------  -------------  -------------
COST OF REVENUES:
  Product...........................................................       124,113        114,639        102,792
  Service...........................................................        54,923         45,463         39,691
  Discontinued product..............................................        13,661        --             --
                                                                      -------------  -------------  -------------
                                                                           192,697        160,102        142,483
                                                                      -------------  -------------  -------------
Gross profit........................................................       107,831        103,785         80,103
                                                                      -------------  -------------  -------------
OPERATING EXPENSES:
  Marketing and sales...............................................        50,119         41,664         37,561
  Research and development..........................................        16,836         16,728         14,044
  General and administrative........................................        19,055         15,836         15,312
  Goodwill amortization.............................................         2,165          1,015            792
  Acquired in-process research and development......................       --                 531        --
  Discontinued products.............................................         1,910        --             --
  Acquisition expense write off.....................................         1,300            651        --
                                                                      -------------  -------------  -------------
                                                                            91,385         76,425         67,709
                                                                      -------------  -------------  -------------
Operating income....................................................        16,446         27,360         12,394
                                                                      -------------  -------------  -------------
OTHER EXPENSE:
  Interest and other, net...........................................         4,338          5,271          4,225
                                                                      -------------  -------------  -------------
Income before provision for income taxes............................        12,108         22,089          8,169
Provision for income taxes..........................................         4,722          8,615          3,023
                                                                      -------------  -------------  -------------
Net income..........................................................   $     7,386    $    13,474    $     5,146
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income per share
  Basic.............................................................   $       .38    $       .73    $       .30
  Diluted...........................................................   $       .36    $       .69    $       .28
Number of shares used in per share calculations
  Basic.............................................................        19,500         18,419         17,360
  Diluted...........................................................        20,387         19,534         18,507

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF
                                                    -----------------------------
                                                                    SEPTEMBER 28,
                                                    SEPTEMBER 27,       1997
                                                        1998         (RESTATED)
                                                    -------------   -------------
                                                       (AMOUNTS IN THOUSANDS)
                                     ASSETS
Current assets:
Cash and cash equivalents.........................    $  4,869        $  5,088
Trade receivables, net of allowance for returns
  and doubtful accounts of $2,319 in 1998 and
  $1,819 in 1997..................................      55,316          47,112
Tax and other receivables.........................       7,294           1,460
Inventories, net..................................      78,311          52,672
Prepaid expenses and other current assets.........       4,928           3,570
                                                    -------------   -------------
  Total current assets............................     150,718         109,902
Service parts, net................................      18,063          16,469
Fixed assets, net.................................      11,007           9,789
Capitalized software, net.........................      11,770          12,265
Intangibles, net..................................      25,336          21,703
Deferred income taxes.............................      24,167          21,702
Other assets, net.................................       2,748           3,269
                                                    -------------   -------------
  Total Assets....................................    $243,809        $195,099
                                                    -------------   -------------
                                                    -------------   -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks............................    $ 23,396        $ 22,217
Accounts payable..................................      22,887          10,543
Deferred revenues.................................      11,591          15,017
Customer deposits and advance billings............       2,004           2,826
Accrued compensation..............................       8,903           7,567
Warranty and installation.........................       6,595           3,713
Other accrued liabilities.........................      14,423           7,222
                                                    -------------   -------------
  Total current liabilities.......................      89,799          69,105
Non-current deferred income taxes.................      14,026          13,830
Non-current liabilities and deferred credits......       3,082           4,073
                                                    -------------   -------------
  Total Liabilities...............................     106,907          87,008
                                                    -------------   -------------
Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock, no par value:
  Authorized: 5,000 shares;
    Issued and outstanding: none in 1998 and 1997
Common stock, no par value:
  Authorized: 50,000 shares;
    Issued and outstanding: 20,253 shares as of
    September 27, 1998 and 18,812 shares as of
    September 28, 1997............................     149,599         128,109
Accumulated deficit...............................     (10,266)        (17,652)
Translation adjustment............................      (2,431)         (2,366)
                                                    -------------   -------------
Shareholders' Equity..............................     136,902         108,091
                                                    -------------   -------------
Total Liabilities and Shareholders' Equity........    $243,809        $195,099
                                                    -------------   -------------
                                                    -------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FISCAL YEAR ENDED
                                                                            -------------------------------------------
                                                                                           SEPTEMBER 28,  SEPTEMBER 29,
                                                                            SEPTEMBER 27,      1997           1996
                                                                                1998        (RESTATED)     (RESTATED)
                                                                            -------------  -------------  -------------
                                                                                      (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net income................................................................   $     7,386    $    13,474    $     5,146
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization...........................................        12,395         11,125         10,665
  Provision for product returns and doubtful accounts.....................         1,905          2,513            877
  Deferred income taxes...................................................         3,093         14,835          2,793
  Inventory allowance.....................................................          (785)         1,008          1,099
  Acquired in-process research and development............................       --                 531        --
  Discontinued products...................................................        15,571        --             --
  Acquisition expense write off...........................................         1,300            651        --
  Changes in operating assets and liabilities:
    Accounts receivable...................................................       (12,025)        (6,160)        (9,752)
    Tax and other receivables.............................................        (5,834)        (1,460)       --
    Inventories...........................................................       (30,841)        (3,062)       (13,034)
    Prepaid expenses and other current assets.............................        (2,176)         2,364         (1,106)
    Service parts.........................................................        (3,996)        (3,007)        (3,712)
    Accounts and dividends payable........................................        11,679         (3,419)           886
    Deferred revenues.....................................................        (1,303)          (654)         1,223
    Customer deposits and advance billings................................          (822)           524         (1,899)
    Accrued compensation..................................................         1,336         (1,342)         2,268
    Warranty and installation and other accrued liabilities...............         9,027         (6,275)         1,013
    Non-current liabilities and deferred credits..........................        (1,179)       --             --
                                                                            -------------  -------------  -------------
Net cash provided by (used in) operating activities.......................         4,731         21,646         (3,533)
                                                                            -------------  -------------  -------------
Cash flows from investing activities:
  Capital expenditures....................................................        (4,930)        (6,166)        (2,789)
  Intangible from acquisitions............................................        (6,010)       (10,537)           151
  Increase in other assets................................................        (7,226)        (5,175)        (3,316)
                                                                            -------------  -------------  -------------
Net cash used in investing activities.....................................       (18,166)       (21,878)        (5,954)
                                                                            -------------  -------------  -------------
Cash flows from financing activities:
  Borrowings (repayments) under short-term debt arrangements, net.........           188         (5,009)         8,928
  Proceeds from issuance and repurchase of common stock, net..............        13,093         10,733          6,189
  Dividends paid..........................................................       --              (2,137)        (8,400)
                                                                            -------------  -------------  -------------
Net cash provided by financing activities.................................        13,281          3,587          6,717
                                                                            -------------  -------------  -------------
Effect of exchange rates on cash..........................................           (65)        (1,348)        (1,700)
                                                                            -------------  -------------  -------------
Net change in cash and cash equivalents...................................          (219)         2,007         (4,470)
Cash and cash equivalents, at beginning of the year.......................         5,088          3,081          7,551
                                                                            -------------  -------------  -------------
Cash and cash equivalents, at end of the year.............................   $     4,869    $     5,088    $     3,081
                                                                            -------------  -------------  -------------
                                                                            -------------  -------------  -------------
Supplemental cash flow disclosure:
  Interest paid...........................................................   $     4,369    $     3,835    $     3,325
  Income taxes paid.......................................................         5,281          4,185            442
Noncash investing activities:
  Issuance of common stock pursuant to the acquisitions of Southern Cats, Geometrics, Photon and Cortet
    (see Note 3).

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           COMMON STOCK
                                                       ---------------------  ACCUMULATED   TRANSLATION
                                                        SHARES      AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                                                       ---------  ----------  ------------  -----------  ----------
                                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Balances, October 1, 1995 (restated).................     16,919  $  101,072   $  (28,449)   $     682   $   73,305
Employee stock purchases and exercises of employee
  stock options......................................        657       5,263       --           --            5,263
Shares sold under dividend reinvestment plan.........         69         971       --           --              971
Shares withheld in payment of stock options
  exercised..........................................         (2)        (45)      --           --              (45)
Income tax benefit resulting from exercises of stock
  options............................................     --           3,682       --           --            3,682
Pooling of interest with JD Technical................        138      --              577       --              577
Translation adjustment...............................     --          --           --           (1,700)      (1,700)
Dividends declared ($.48 per share)..................     --          --           (8,400)      --           (8,400)
Net income...........................................     --          --            5,146       --            5,146
                                                       ---------  ----------  ------------  -----------  ----------
Balances, September 29, 1996 (restated)..............     17,781     110,943      (31,126)      (1,018)      78,799
Employee stock purchases and exercises of employee
  stock options......................................        623       6,323       --           --            6,323
Shares sold under dividend reinvestment plan.........         38         776       --           --              776
Shares withheld in payment of stock options
  exercised..........................................        (37)       (794)      --           --             (794)
Income tax benefit resulting from exercises of stock
  options............................................                  2,765       --           --            2,765
Pooling of interest with Photon......................         57      --           --           --           --
Acquisition of Cortet and Geometrics.................        350       7,827       --           --            7,827
Warrants exercised...................................     --             269                                    269
Translation adjustment...............................     --          --           --           (1,348)      (1,348)
Net income...........................................     --          --           13,474       --           13,474
                                                       ---------  ----------  ------------  -----------  ----------
Balances, September 28, 1997 (restated)..............     18,812     128,109      (17,652)      (2,366)     108,091
Employee stock purchases and exercises of employee
  stock options......................................      1,215      13,147       --           --           13,147
Shares sold under dividend reinvestment plan.........         50       1,013       --           --            1,013
Shares withheld in payment of stock options
  exercised..........................................        (51)     (1,067)      --           --           (1,067)
Income tax benefit resulting from exercises of stock
  options............................................     --           5,597       --           --            5,597
Acquisition of Southern Cats.........................        139       2,800       --           --            2,800
Warrants exercised...................................         88      --           --           --
Translation adjustment...............................     --          --                           (65)         (65)
Net income...........................................     --          --            7,386       --            7,386
                                                       ---------  ----------  ------------  -----------  ----------
Balances, September 27, 1998.........................     20,253  $  149,599   $  (10,266)   $  (2,431)  $  136,902
                                                       ---------  ----------  ------------  -----------  ----------
                                                       ---------  ----------  ------------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FISCAL YEAR

    The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1998, 1997 and 1996 all included 52 weeks.

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

    REVENUE RECOGNITION

    Revenues related to the Company's Medical Systems business unit product sales are recognized upon shipment to the customer or to the location requested by the customer, at which time title and risk of ownership pass. In circumstances where a customer requests the product to be temporally stored or shipped to a site other than where it is intended to be used, revenue is recognized where the customer makes a written request based on its circumstances which prevent immediate on site delivery, title and risk of ownership passes to the customer, a downpayment is received, and delivery to the end use site is generally expected within a specified period. Estimated provisions for product sale returns, installation and warranty are accrued upon revenue recognition. Revenues related to Medical Systems services are recognized ratably over the relevant contractual period or as the services are performed. Medical Systems service revenue billed but unearned is included on the consolidated balance sheets as deferred revenue.

    Revenues related to the Company's Software product lines (RTP and HCIS) are derived from software licenses, computer hardware sales, related implementation, training and support services and maintenance contracts. Revenues for software licenses are recognized either at the shipment date or upon the renewal date. In either case, payment is due within twelve months after such date. Revenues for computer hardware sales are recognized at the time of shipment. When software is sold in conjunction with hardware, revenue is recognized when both software and hardware have been shipped. The Company's obligations subsequent to shipment primarily relate to implementation and training; such revenues are recognized as services are performed Revenues from maintenance contracts are recognized ratably over the relevant contractual period.

    Commencing in fiscal 1999 the Company will comply with the requirements of Statement of Position ("SOP 97-2"), "Software Revenue Recognition" as amended by ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". Compliance with SOP 97-2, as amended, will result in changes to revenue recognition for the Company's HCIS business unit. Commencing with contracts entered into in fiscal 1999, the Company will recognize revenue in that business unit for software, hardware, training and installation under the percentage of completion method, based on the ratio of labor costs incurred versus total estimated labor costs. This change will result in revenues being recognized over a longer period of time than under the Company's previous policy.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred.

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

    INCOME PER SHARE

    Basic net income per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share (EPS) for fiscal 1998, 1997 and 1996 are as follows:

                                                                               FOR THE FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 29,
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
                                                                             ($000 EXCEPT PER SHARE DATA)
Basic EPS:
Net income..........................................................    $   7,386      $  13,474      $   5,146
Weighted average common shares outstanding..........................       19,500         18,419         17,360
                                                                      -------------  -------------  -------------
Basic EPS...........................................................    $     .38      $     .73      $     .30
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted EPS:
Net income..........................................................    $   7,386      $  13,474      $   5,146
Weighted average common shares outstanding..........................       19,500         18,419         17,360
Options and warrants................................................          887          1,115          1,147
                                                                      -------------  -------------  -------------
Total Shares........................................................       20,387         19,534         18,507
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted EPS.........................................................    $     .36      $     .69      $     .28
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    CASH EQUIVALENTS

    All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

    The Company sells its products to hospitals and clinics worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, except for sales within Latin America. The Company maintains allowances for potential credit losses. The Company invests any excess cash on deposits with a major investment bank. The Company has not experienced any losses on these deposits.

    RELIANCE ON CERTAIN SUPPLIERS

    Certain components and services used by the Company to manufacture and develop its products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development to incorporate the products or services from new suppliers or vendors into the Company's products. Although the Company has obtained business interruption insurance to protect against such losses, there is no assurance that such coverage would be adequate.

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

    CAPITALIZED SOFTWARE

    Costs related to the conceptual formulation and design of software products to be licensed are expensed as product development, and costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Amortization of capitalized software costs, which begins when products are available for general release to customers, is computed using the greater of 1) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues; or 2) a straight-line basis over the expected product lives, generally estimated to be three to seven years.

    Software costs capitalized during fiscal years 1998, 1997, and 1996 amounted to approximately $6.4 million, $4.5 million, and $3.4 million respectively. Amortization of capitalized software costs during

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the fiscal years 1998, 1997 and 1996 of approximately $2.8 million, $3.2 million, and $2.1 million, respectively, have been charged to cost of product revenues. See Note 9, "Non-ordinary Items" of Notes to Consolidated Financial Statements, relating to the write-off of LabStat capitalized software.

    INTANGIBLES

    Goodwill and other purchased intangibles, including acquired technology, are capitalized and amortized on a straight-line basis over the estimated useful life of the related asset (3-20 years). The company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1998 or 1997.

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

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 2 BALANCE SHEET DETAIL:

                                                                             FISCAL YEAR
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Inventories consist of:
Purchased parts and sub-assemblies....................................  $   17,452  $   15,499
Work in process.......................................................       5,713       3,435
Finished goods(1).....................................................      59,217      38,594
                                                                        ----------  ----------
                                                                            82,382      57,528
Less reserves.........................................................      (4,071)     (4,856)
                                                                        ----------  ----------
                                                                        $   78,311  $   52,672
                                                                        ----------  ----------
                                                                        ----------  ----------
Service parts consist of:
Field service parts, at cost..........................................  $   26,327  $   23,844
Less accumulated depreciation.........................................      (8,264)     (7,375)
                                                                        ----------  ----------
                                                                        $   18,063  $   16,469
                                                                        ----------  ----------
                                                                        ----------  ----------
Fixed assets, at cost, consist of:
Production and test equipment.........................................  $    4,351  $    9,144
Field service equipment...............................................       1,168       2,443
Office and demonstration equipment....................................      14,401      15,166
Leasehold improvements................................................       1,261       1,181
                                                                        ----------  ----------
                                                                            21,181      27,934
                                                                        ----------  ----------
Less accumulated depreciation and amortization........................     (10,174)    (18,145)
                                                                        ----------  ----------
                                                                        $   11,007  $    9,789
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

(1) Finished goods of $29.8 million and $25.1 million in fiscal 1998 and fiscal 1997, respectively, are consigned to warehouses pending shipment to customers.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 2 BALANCE SHEET DETAIL: (CONTINUED)

                                                                              FISCAL YEAR
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Intangibles consist of:
Goodwill................................................................  $  21,849  $  15,140
Acquired technology.....................................................      8,984      8,984
Other...................................................................        510        510
                                                                          ---------  ---------
                                                                             31,343     24,634
Less accumulated amortization...........................................     (6,007)    (2,931)
                                                                          ---------  ---------
                                                                          $  25,336  $  21,703
                                                                          ---------  ---------
                                                                          ---------  ---------
Other accrued liabilities consist of:
Accrued cost of revenue.................................................  $   3,354  $     367
Accrued royalties.......................................................        956        790
Customer advances.......................................................      2,775     --
Other accrued expenses..................................................      7,338      6,065
                                                                          ---------  ---------
                                                                          $  14,423  $   7,222
                                                                          ---------  ---------
                                                                          ---------  ---------
Non-current liabilities and deferred credits consist of:
Accrued rent............................................................  $   1,162  $     998
Deferred contract revenue...............................................        927      1,662
Deferred gain on sale of fixed assets...................................         47        688
Other non-current liabilities...........................................        946        725
                                                                          ---------  ---------
                                                                          $   3,082  $   4,073
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 3 ACQUISITIONS

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

    In May 1997, the Company acquired Cortet, Inc. (Cortet), of Winter Park, Florida, in exchange for 159,087 shares of the Company's common stock valued at approximately $3.9 million including acquisition related costs. Cortet was a developer of client-server information systems for use in cardiac catheterization laboratories. The acquisition was accounted for using the purchase method of accounting and the results of Cortet have been included in the Company's consolidated financial statements subsequent to May 1997. In connection with the acquisition, the Company recognized $5.1 million of acquired technology that is being amortized over seven years and a non-ordinary one-time pre-tax charge to operations of $0.5 million for

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 3 ACQUISITIONS (CONTINUED)
the purchase of acquired in-process research and development. See Note 14, "Restatement of Financial Statements."

    In February 1997, the Company acquired Photon Diagnostic Technologies, Inc. (Photon), of Miami, Florida, in exchange for 57,143 shares of the Company's common stock valued at approximately $1.5 million. Photon refurbished, serviced and supported Elscint nuclear medicine imaging systems. The acquisition was accounted for as a pooling of interests.

    In November 1996, the Company acquired Geometrics Corporation (Geometrics), of Madison, Wisconsin, a developer of specialized medical software used in the planning of radiation therapy treatments for cancer patients, in exchange for 190,561 shares of the Company's common stock valued at approximately $3.9 million. The acquisition was accounted for using the purchase method of accounting and the results of Geometrics have been included in the Company's consolidated financial statements subsequent to November 1997. In connection with acquisition, the Company recognized $3.9 million of acquired technology that is being amortized over seven years. See Note 14 "Restatement of Financial Statements" of Notes to Consolidated Financial Statements.

    If the acquisitions of Geometrics and Cortet had been consummated at the beginning of fiscal year 1996, the proforma combined revenue, income before provision for income taxes, net income and earnings per share (diluted) of the Company and these acquisitions would have been $225.2 million, $6.4 million, $4.3 million and $0.23, respectively.

    In November 1995, the Company acquired JD Technical Services, Inc., of Washington, Missouri, a leader in nuclear medicine imaging systems refurbishing, as well as a nationwide provider of multivendor service and support, in exchange for 138,301 shares of the Company's common stock valued at $1.7 million. The transaction was accounted for as a pooling of interests.

NOTE 4 CREDIT AND BORROWING ARRANGEMENTS

    As of September 27, 1998, the Company had a $60 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 30, 1999. In June of 1998, the Company obtained a $1.5 million temporary increase in the credit facility to cover operational needs. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. Borrowings are generally repaid within 90 days. At September 27, 1998, the Company had $36.6 million available for borrowing under this facility. The Company's delay in delivering financial statements and related information to its banks in connection with the restatement constituted a default under the facility. The banks have waived the default and consented to an extension of the time required to provide the information. The Company expects to deliver all required information within the time period required by the banks.

    Borrowings are collateralized by all of the Company's assets, and the Company is required to comply with certain financial and other covenants, including restrictions on its ability to acquire or merge with other companies and to in-cur additional debt.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 4 CREDIT AND BORROWING ARRANGEMENTS (CONTINUED)
    Additional information with respect to such revolving lines of credit is as follows:

                                                                             FISCAL YEAR
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
                                                                                ($000)
Maximum borrowings during the year.....................................  $  61,346  $  55,650
Average borrowings during the year.....................................  $  40,418  $  39,645
Weighted average interest rates during the year........................       6.70%      6.62%

NOTE 5 COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases its office and manufacturing facilities under operating leases which expire at various dates through 2006. The Company is responsible for maintenance, taxes and insurance on its principal facilities.

    As of September 27, 1998, future annual minimum lease payments for all non-cancelable operating leases are as follows:

FISCAL YEAR                                                              BUILDING    EQUIPMENT
-----------------------------------------------------------------------  ---------  -----------
                                                                                 ($000)
1999...................................................................  $   4,253   $   3,484
2000...................................................................      4,414       1,104
2001...................................................................      4,334         872
2002...................................................................      4,166         510
2003...................................................................      3,306         458
Thereafter.............................................................      7,830          10
                                                                         ---------  -----------
Total minimum lease payments...........................................  $  28,303   $   6,438
                                                                         ---------  -----------
                                                                         ---------  -----------

    Rent expense totaled $6.4 million, $5.9 million, and $4.9 million for fiscal years 1998, 1997 and 1996, respectively.

    CAPITAL LEASES

    During fiscal 1998, the Company did not enter into any capital leases. In fiscal 1997, the Company entered into three capital leases all with terms of three years. Under these agreements, certain leased fixed assets are pledged as collateral.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 5 COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As of September 27, 1998, future annual minimum lease payments under these capital leases were as follows:

FISCAL YEAR
--------------------------------------------------  CAPITAL LEASES
                                                    --------------
                                                        ($000)
1999..............................................      $ 248
2000..............................................         82
Thereafter........................................     --
                                                        -----
Total minimum lease payments......................        330
Amount representing interest......................        (22)
                                                        -----
Present value of net minimum lease payments.......        308
Less current portion..............................       (229)
                                                        -----
                                                        $  79
                                                        -----
                                                        -----

    Payments under these capital lease obligations totaled $0.3 million, $0.2 million and $0.2 million in fiscal 1998, 1997 and 1996, respectively. As of September 27, 1998, the Company had $0.9 million of equipment under capital leases with accumulated amortization of $0.6 million.

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

    OTHER

    Under third party lease program agreements in effect prior to fiscal 1998, the Company is contingently liable for losses in the event of default by lessees up to a specified percentage (ranging from 2% to 100%) of the equipment lease, depending on the agreement, and up to 100% for the related service contracts. At September 27, 1998 the total contingent liability was $1.8 million.

    In conjunction with its third party financing programs the Company sold certain receivables with 0% to 10% recourse through March 13, 1998, after that date all receivables sold are without recourse. Proceeds from receivables sold totaled $1.7 million and $29.8 million in fiscal 1998 and 1997, respectively. As of September 27, 1998 the contingent liability was $6.0 million.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 6 CAPITAL STOCK

    PREFERRED STOCK

    The Board of Directors is authorized to determine the rights and preferences of the preferred stock, issuable in series. The Board of Directors may increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of such series then outstanding.

    COMMON STOCK

    In fiscal 1997 and 1995, the Board of Directors approved the issuance of warrants to purchase up to 24,000 and 60,000 shares of common stock, respectively, to a consulting firm as partial compensation for services rendered and to be rendered. The exercise price for these warrants were $22.00 and $11.88 and respectively. The warrants were issued proportionately as services were performed. As of September 27, 1998, 24,000 of these warrants were still outstanding. For fiscal 1998, 1997 and 1996 the effect on shares used for calculation of diluted earnings per share were 46,494, 69,655 and 27,500.

    As of September 27, 1998, the Company has reserved a total of 3,365,000 shares of common stock for issuance under employee stock option plans and 71,397 under the employee stock purchase plan discussed in Note 7, together with 24,000 shares to cover the warrants described above.

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

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 7 STOCK PLANS (CONTINUED)
    A summary of the activity under these plans is as follows:

                                             1998                            1997                            1996
                                ------------------------------  ------------------------------  ------------------------------
                                             WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                  OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                -----------  -----------------  -----------  -----------------  -----------  -----------------
                                                                    (SHARES IN THOUSANDS)
Outstanding at beginning of
  year........................       3,280       $   13.38           2,873       $   11.08           2,578       $    8.32
Granted.......................       1,182           18.42           1,131           17.33           1,159           15.24
Exercised.....................      (1,174)          10.31            (564)           9.23            (553)           7.91
Canceled......................        (218)          17.69            (160)          14.60            (311)           9.31
                                -----------         ------           -----          ------           -----          ------
Outstanding at end of year....       3,070       $   16.19           3,280       $   13.38           2,873       $   11.08
                                -----------         ------           -----          ------           -----          ------
                                -----------         ------           -----          ------           -----          ------
Options exercisable at end of
  year........................         846       $   13.32           1,073       $   10.61             631       $    9.02
Options available for grant at
  end of year.................         294                             638                             653

    The following table summarizes information about stock options outstanding at September 27, 1998:

                                                   OPTIONS OUTSTANDING
                                   ---------------------------------------------------
                                                 WEIGHTED AVERAGE                            OPTIONS EXERCISABLE
                                                     REMAINING                          ------------------------------
                                     NUMBER     CONTRACTUAL LIFE IN  WEIGHTED-AVERAGE     NUMBER     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES           OUTSTANDING         YEARS          EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
---------------------------------  -----------  -------------------  -----------------  -----------  -----------------
$ 6.38 to $14.25.................     402,263             4.15           $    8.83         352,263       $    8.41
 15.88 to  15.88.................     558,475             7.58               15.88         217,725           15.88
 16.00 to  19.38.................   1,262,882             8.32               16.32         246,061           16.99
 19.50 to  24.25.................     846,832             9.38               19.69          30,250           22.16
                                   -----------             ---              ------      -----------         ------
                                    3,070,452             7.93           $   16.19         846,299       $   13.32
                                   -----------             ---              ------      -----------         ------
                                   -----------             ---              ------      -----------         ------

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 7 STOCK PLANS (CONTINUED)
    The following table discloses the Company's pro forma net income and net income per share assuming compensation costs for employee stock options had been determined using the Black-Scholes option-pricing model with the following assumptions: (i) no dividends, (ii) expected volatility of 56%, 55% and 55% for fiscal 1998, 1997 and 1996 respectively, (iii) risk free interest rate of 5.95%, 6.16% and 6.23% for fiscal 1998, 1997 and 1996, respectively, (iv) and expected lives of 3 years, 2 years and 2 years for fiscal 1998, 1997 and 1996 respectively.

                                                                            FISCAL YEAR
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
                                                                              ($000)
Net income
  As reported...................................................  $   7,386  $  13,474  $   5,146
  Pro forma.....................................................      4,243     11,078      4,340
                                                                  ---------  ---------  ---------
Net income per share
Basic...........................................................
  As reported...................................................  $     .38  $     .73  $     .30
  Pro forma.....................................................  $     .22  $     .60  $     .25
Diluted
  As reported...................................................  $     .36  $     .69  $     .28
  Pro forma.....................................................  $     .21  $     .57  $     .23
                                                                  ---------  ---------  ---------

    In addition, on November 10, 1997, HCIS adopted a stock option plan, the HCIS 1997 Stock Option Plan, for its employees under which options to acquire common stock of HCIS may be granted. Total shares reserved for the plan are 1,484,968. During fiscal 1998, 1,095,045 options were granted under the plan and no shares were exercised. Total options outstanding at September 27, 1998 are 966,045. The Company recognized $343,000 of compensation expense in fiscal year 1998 related to this plan pursuant to periodic valuations of HCIS conducted by a third party valuation consultant. The options granted during fiscal 1998 had an exercise price of $1.43 and vest over three years and expire within 10 years from the date of grant.

    Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to October 3, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of the amounts to be expected in future years.

    EMPLOYEE STOCK PURCHASE PLAN

    This plan, as amended, permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation and cannot exceed 100 shares per employee per interim offering period) at the lower of 85% of fair market value at the beginning of the applicable offering period or at the end of each interim period. During fiscal years 1998, 1997, and 1996, 99,000, 56,000 and 64,000 shares were issued at an average price of $16.22, $15.05, and $10.94 per share, respectively.

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

NOTE 8 RETIREMENT SAVINGS PLAN

    The Company maintains a qualified retirement plan, under the provisions of
Section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company may match employee contributions with discretionary amounts as may be determined by the Board of Directors. During fiscal 1998, 1997 and 1996 the Company matched employee contributions up to a maximum of $500 per employee, totaling $0.3 million. $0.3 million and $0.2 million, respectively.

NOTE 9 NON-ORDINARY ITEMS

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

    The Company's decision to discontinue LabStat resulted in a non-ordinary discontinued product charge of $11.3 million. The charge was a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat became impaired as a result of the Company's decision. The discontinued business charge consisted principally of non-cash charges, including the write off of $4.9 million of capitalized software, $4.7 million of deferred product costs, $0.6 million of fixed assets that were specifically utilized in the LabStat product, $1.0 million in legal and other expenses that were accrued as part of the write-off and $0.1 million in receivables.

    In connection with the Company's evaluation of its laboratory information systems business, the Company also conducted an analysis of the recoverability of certain assets utilized in the Company's Digital Subtraction Angiography
(DSA) business and determined it was appropriate to write off certain of these assets. Accordingly, the Company included an impairment charge of $2.4 million in its results of operations for the first quarter of fiscal 1998 related to these assets. The decision to write off the DSA assets, consisting primarily of inventory, was a result of the Company's decision to no longer market the product due to steadily declining revenues. The combined non-ordinary write off for LabStat and DSA was $13.7 million.

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

NOTE 10 INCOME TAXES

    Income tax expense consists of:

                                                                             FISCAL YEAR
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                               ($000)
Current:
  Federal........................................................  $   6,495  $    (854) $   3,532
  Foreign........................................................        496        411        379
                                                                   ---------  ---------  ---------
                                                                       6,991       (443)     3,911

Deferred:
  Federal........................................................     (2,537)     8,165     (1,217)
  State..........................................................        268        893        329
                                                                   ---------  ---------  ---------
                                                                      (2,269)     9,058       (888)
                                                                   ---------  ---------  ---------
Total............................................................  $   4,722  $   8,615  $   3,023
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The reconciliation of the provision for income taxes, computed at the marginal federal statutory income tax rate, to the reported amounts is as follows:

                                                                             FISCAL YEAR
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                               ($000)
Income taxes at marginal Statutory rate of 35%...................  $   4,238  $   7,731  $   2,859
State income taxes, net of federal benefit.......................        475        720        214
Non-deductible items.............................................      1,184        949        638
Change in valuation allowance....................................       (834)      (704)      (844)
Business credits.................................................       (833)      (597)      (239)
Other............................................................        492        516        395
                                                                   ---------  ---------  ---------
Provision for income taxes.......................................  $   4,722  $   8,615  $   3,023
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    As of September 27, 1998, the Company had net operating loss carryforwards of approximately $56.2 million available to offset future federal taxable income and approximately $3.7 million available to offset future taxable income in various foreign jurisdictions. Federal operating loss carryforwards of $30.8 million expire 2006 to 2010, and foreign operating loss carryforwards expire beginning in fiscal year 2008. The federal operating loss carryforwards expiring 2006 to 2010 are subject to certain restrictions on their utilization. The Company also has federal credit carryforwards of $9.9 million which will expire beginning in fiscal year 2010.

    Significant components of the Company's deferred tax assets and liabilities at September 27, 1998 and September 28, 1997 are as follows:

                                                                            FISCAL YEAR
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
                                                                               ($000)
Deferred income tax assets:
  Net operating loss carryforwards..................................  $    21,452  $    21,813
  Federal credit carryforwards......................................        9,877        8,377
  Inventory valuation...............................................        1,101        1,691
  Employee benefits.................................................          722          555
  Accrued customer service costs....................................      --               938
  Deferred income...................................................        2,259          623
  Other.............................................................          816          599
                                                                      -----------  -----------
                                                                           36,227       34,596
Less valuation allowance............................................      (12,060)     (12,894)
                                                                      -----------  -----------
Deferred income tax assets..........................................       24,167       21,702
                                                                      -----------  -----------
Deferred income tax liabilities:
  Acquired technology...............................................        2,579        3,047
  Fixed assets......................................................        6,596        5,928
  Software development costs........................................        4,470        4,658
  Other.............................................................          381          197
                                                                      -----------  -----------
Deferred income tax liabilities.....................................       14,026       13,830
                                                                      -----------  -----------
Net deferred income tax assets/(liability)..........................  $    10,141  $     7,872
                                                                      -----------  -----------
                                                                      -----------  -----------

    The valuation allowance identified above relates to net operating loss carryforwards of certain foreign and domestic subsidiaries. Approximately $10.3 million of the valuation allowance when reduced will be first credited to unamortized goodwill in accordance with SFAS 109.

NOTE 11 SEGMENT INFORMATION AND FOREIGN OPERATIONS

    The Company develops, manufactures, sells and services medical imaging equipment and radiation therapy planning and health care information software systems to hospitals and clinics worldwide. Accordingly, the Company's operations are now derived from two major business units, Medical Systems (MS) and the Software (SW) business. Prior to fiscal 1998, the results of the Company's RTP division were considered immaterial and were therefore included as part of Medical Systems for the purposes of Management's Discussion and Analysis. However, due to RTP's continued growth, its results are now presented with the Company's other software business, HCIS. All historical data and comparisons have been restated to reflect this change. The following table summarizes the results of operations for the Company's two major business segments.

                                                                                      FISCAL 1998
                                                                      --------------------------------------------
                                                                          MS         SW        OTHER      TOTAL
                                                                      ----------  ---------  ---------  ----------
                                                                                         ($000)
Revenues                                                              $  226,931  $  73,597  $       0  $  300,528
Operating income (loss)(1)..........................................      14,370      4,048     (1,972)     16,446
Depreciation and amortization.......................................       7,317      5,078          0      12,395
Capital expenditures................................................       4,082        848          0       4,930
Total assets........................................................     215,646     27,969        194     243,809

------------------------

(1) Operating income for the Medical Systems, Software and Other business units includes the effects of non-ordinary pre-tax charges of $3.7 million, $11.3 million and $1.9 million respectively. Excluding these charges operating income for Medical Systems, Software and Other business units would have been $18.0 million, $15.4 million, and $(0.1) million, respectively.

                                                                                       FISCAL 1997
                                                                       --------------------------------------------
                                                                           MS         SW        OTHER      TOTAL
                                                                       ----------  ---------  ---------  ----------
                                                                                          ($000)
Revenues.............................................................  $  218,377  $  45,226  $     284  $  263,887
Operating income (loss)(2)...........................................      27,786         70       (496)     27,360
Depreciation and amortization........................................       5,808      5,317          0      11,125
Capital expenditures.................................................       4,263      1,903          0       6,166
Total assets.........................................................     151,520     42,061      1,518     195,099

------------------------

(2) Operating income for the Software business unit includes the effects of a non-ordinary pre-tax charge of approximately $0.5 million for the write off of in-process research and development related to the acquisition of Cortet, Inc., and $0.7 million of uncompleted acquisition costs and related expenses. Excluding this charge, operating income for the Software business unit was $1.3 million.

                                                                                         FISCAL 1996
                                                                        ----------------------------------------------
                                                                            MS         SW         OTHER       TOTAL
                                                                        ----------  ---------  -----------  ----------
                                                                                            ($000)
Revenues..............................................................  $  188,337  $  34,249   $       0   $  222,586
Operating income (loss)...............................................      13,681     (1,202)        (85)      12,394
Depreciation and amortization.........................................       6,752      3,913           0       10,665
Capital expenditures..................................................       1,997        792           0        2,789
Total assets..........................................................     142,843     35,047           0      177,890

    Additionally, the Company has European operations which are those of its subsidiaries in the Netherlands, France, Germany, Denmark, the United Kingdom and Italy, and substantially all of their sales are made to unaffiliated European customers. The following table summarizes the Company's European subsidiaries' operations:

                                                                         FISCAL YEAR
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                           ($000)
Revenues.....................................................  $  30,842  $  32,308  $  30,475
Net income (loss)............................................     (3,625)       397        419
Total assets.................................................     34,842     28,347     29,335

    The Company also has a subsidiary in Brazil and certain operations in Latin America and Asia, none of which are material to the financial position or results of operations of the Company.

NOTE 12 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) SEE NOTE 14 "RESTATEMENT OF FINANCIAL STATEMENTS" OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                      FISCAL 1998
                                  -----------------------------------------------------------------------------------
                                                                                                            FOURTH
                                                                                                          QUARTER(2)
                                                                                                          -----------
                                      FIRST QUARTER           SECOND QUARTER          THIRD QUARTER
                                  ----------------------  ----------------------  ----------------------
                                                 AS                      AS                      AS
                                             ORIGINALLY              ORIGINALLY              ORIGINALLY
                                  RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED
                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                             ($000 EXCEPT PER SHARE DATA)
Revenues........................  $  67,438   $  75,523   $  74,522   $  77,378   $  69,756   $  83,521    $  88,812
Gross profit....................     13,941(1)     28,408    31,679      32,944      29,368      36,246       32,843(1)
Net income (loss)...............     (5,476 (1)     (3,698)     5,379      7,004      3,383       7,500        4,100
Net income per share--
  diluted.......................       (.29)       (.19)        .27         .35         .17         .37          .20

------------------------

(1) Gross profit, net income and net income per share in the first quarter includes the effects of a non-ordinary pre-tax charge of approximately $14.5 million. The charge consists of $13.6 million for the discontinuance of the Company's LabStat product and $2.9 million for impairment of assets utilized in the Company's DSA business. $0.3 million and $0.5 million of this charge were reversed in the fourth quarter because the Company lowered estimates of liabilities associated with LabStat and because the Company was able to redeploy certain of impaired DSA assets elsewhere in its business, respectively.

NOTE 12 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) SEE NOTE 14 "RESTATEMENT OF FINANCIAL STATEMENTS" OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
(2) Fourth quarter adjustments include the effect of non-ordinary charges aggregating approximately $8.2 million. These charges include a $4.9 million carrying value adjustment for inventory at the Company's AMT facility, a $1.0 million write off of a European distributor receivable, the write off of $1.3 million of acquisition costs for non-consummated transactions and a charge of $1.9 million related to the discontinuation of the MTS business, less $0.9 million in charges taken in the first quarter reversed as the amount of the charges was reexamined at the end of the fiscal year. With respect to the $4.9 million inventory charge management after critical review determined that it was not possible to carry the inventory charge back to prior periods with any degree of precision. Consequently the total amount is recorded in the fourth quarter after it was discovered and the amount was determined.

                                                                 FISCAL 1997
                        ----------------------------------------------------------------------------------------------
                            FIRST QUARTER           SECOND QUARTER          THIRD QUARTER           FOURTH QUARTER
                        ----------------------  ----------------------  ----------------------  ----------------------
                                       AS                      AS                      AS                      AS
                                   ORIGINALLY              ORIGINALLY              ORIGINALLY              ORIGINALLY
                        RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED
                        ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
                                                         ($000 EXCEPT PER SHARE DATA)
Revenues..............  $  63,079   $  68,365   $  61,555   $  69,976   $  65,256   $  71,510   $  73,997   $  72,480
Gross profit..........     21,891      27,527      26,129      28,988      25,918      29,669      29,847      30,124
Net income............      2,082       5,093       3,546       5,552       2,768(1)        106     5,078       6,027
Net income per
  share--diluted......        .11         .27         .18         .29         .14(1)        .01       .26         .31

------------------------

(1) Net income and net income per share include the effects of non-ordinary pre-tax charges of approximately $0.5 million for the write off of acquired in-process research and development related to the acquisition of Cortet, Inc., and $0.7 million of uncompleted acquisition costs and related expenses.

    The sum of a year's quarterly earnings per share does not equal the annual earnings per share as a result of changes in the outstanding number of shares during the year and the application of the treasury stock method, which considers changes in the market price of common stock during each period. See
Note 1, "Income Per Share".

NOTE 13 RECENT PRONOUNCEMENTS

    In 1997, Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"), was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 130 in fiscal year 1999. This statement expands or modifies disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

    In 1997, Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999. The Company is evaluating alternative formats for presenting this information. This statement expands or modifies disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

    In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." This SOP amends "SOP 97-2," Software Revenue Recognition. The Company will comply with the requirements of SOP 98-9 in fiscal year 2000. The Company is currently assessing the implications of this new statement and the impact of its implementation on the financial statements.

NOTE 14 RESTATEMENT OF FINANCIAL STATEMENTS

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

    A summary of the effects of the restatement follows:

                       ADAC LABORATORIES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              FISCAL YEAR ENDED
                                                              --------------------------------------------------
                                                                 SEPTEMBER 28, 1997        SEPTEMBER 29, 1996
                                                              ------------------------  ------------------------
                                                                               AS                        AS
                                                                           ORIGINALLY                ORIGINALLY
                                                               RESTATED     REPORTED     RESTATED     REPORTED
                                                              ----------  ------------  ----------  ------------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Product...................................................  $  194,238   $  211,831   $  159,744   $  177,613
  Service...................................................      69,649       70,500       62,842       63,172
                                                              ----------  ------------  ----------  ------------
                                                                 263,887      282,331      222,586      240,785
                                                              ----------  ------------  ----------  ------------
COST OF REVENUES:
  Product...................................................     114,639      121,766      102,792      108,091
  Service...................................................      45,463       44,256       39,691       39,542
                                                              ----------  ------------  ----------  ------------
                                                                 160,102      166,022      142,483      147,633
                                                              ----------  ------------  ----------  ------------
Gross profit................................................     103,785      116,309       80,103       93,152
                                                              ----------  ------------  ----------  ------------
OPERATING EXPENSES:
  Marketing and sales.......................................      41,664       42,445       37,561       36,275
  Research and development..................................      16,728       15,693       14,044       12,516
  General and administrative................................      15,836       16,932       15,312       14,250
  Goodwill amortization.....................................       1,015          792          792          792
  Acquired in-process research and development..............         531        5,862       --           --
  Acquisition expense write off.............................         651       --           --           --
                                                              ----------  ------------  ----------  ------------
                                                                  76,425       81,724       67,709       63,833
                                                              ----------  ------------  ----------  ------------
Operating income............................................      27,360       34,585       12,394       29,319
                                                              ----------  ------------  ----------  ------------
OTHER EXPENSE:
  Interest and other, net...................................       5,271        4,940        4,225        3,407
                                                              ----------  ------------  ----------  ------------
Income before provision for income taxes....................      22,089       29,645        8,169       25,912
Provision for income taxes..................................       8,615       12,867        3,023        9,275
                                                              ----------  ------------  ----------  ------------
Net income..................................................  $   13,474   $   16,778   $    5,146   $   16,637
                                                              ----------  ------------  ----------  ------------
                                                              ----------  ------------  ----------  ------------
Net income per share
  Basic.....................................................  $      .73   $      .91   $      .30   $      .96
  Diluted...................................................  $      .69   $      .86   $      .28   $      .90
Number of shares used in per share calculations
  Basic.....................................................      18,419       18,413       17,360       17,360
  Diluted...................................................      19,534       19,528       18,507       18,507

                       ADAC LABORATORIES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  AS OF
                                                                                            SEPTEMBER 28, 1997
                                                                                         ------------------------
                                                                                                          AS
                                                                                                      ORIGINALLY
                                                                                          RESTATED     REPORTED
                                                                                         ----------  ------------
                                                                                          (AMOUNTS IN THOUSANDS)
                                                     ASSETS
Current assets:
Cash and cash equivalents..............................................................  $    5,088   $    5,088
Trade receivables, net.................................................................      47,112       98,035
Tax and other receivables..............................................................       1,460        1,460
Inventories, net.......................................................................      52,672       27,534
Prepaid expenses and other current assets..............................................       3,570       10,155
                                                                                         ----------  ------------
  Total current assets.................................................................     109,902      142,272
Service parts, net.....................................................................      16,469       17,278
Fixed assets, net......................................................................       9,789       11,555
Capitalized software, net..............................................................      12,265       14,007
Intangibles, net.......................................................................      21,703       10,110
Deferred income taxes..................................................................      21,702        8,249
Other assets, net......................................................................       3,269        3,524
                                                                                         ----------  ------------
  Total Assets.........................................................................  $  195,099   $  206,995
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks.................................................................  $   22,217  $    22,217
Accounts payable.......................................................................      10,543       10,543
Deferred revenues......................................................................      15,017       11,561
Customer deposits and advance billings.................................................       2,826        2,841
Accrued compensation...................................................................       7,567        7,522
Warranty and installation..............................................................       3,713        4,495
Other accrued liabilities..............................................................       7,222        6,620
                                                                                         ----------  ------------
  Total current liabilities............................................................      69,105       65,799
Non-current deferred income taxes......................................................      13,830       11,103
Non-current liabilities and deferred credits...........................................       4,073        3,596
                                                                                         ----------  ------------
  Total Liabilities....................................................................      87,008       80,498
                                                                                         ----------  ------------
Commitments and contingencies
Shareholders' equity
Preferred stock, no par value:
  Authorized: 5,000 shares;
    Issued and outstanding: none in 1997
Common stock, no par value:
Authorized: 50,000 shares;
  Issued and outstanding: 18,812 shares as of September 28, 1997.......................     128,109      123,269
Retained earnings/(accumulated deficit)................................................     (17,652)       5,593
Translation adjustment.................................................................      (2,366)      (2,365 )
                                                                                         ----------  ------------
Shareholders' Equity...................................................................     108,091      126,497
                                                                                         ----------  ------------
Total Liabilities and Shareholders' Equity.............................................  $  195,099  $   206,995
                                                                                         ----------  ------------
                                                                                         ----------  ------------

To the Board of Directors and Shareholders of ADAC Laboratories and Subsidiaries

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows, after the restatement described in Note 14, present fairly, in all material respects, the financial position of ADAC Laboratories and its Subsidiaries (the "Company") at September 27, 1998 and September 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
February 26, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    Descriptions of the Company's current directors are set forth below.

    Mr. Stanley D. Czerwinski, age 63, has served as a director since November 1991 and served as Chairman of the Board of the Company from February 1992 until March 1996. Mr. Czerwinski previously served as the Company's Chief Executive Officer, President and Chief Operating Officer at various times since January 1991. He originally joined the Company in May 1986. Mr. Czerwinski is currently serving as a consultant to the Company. Prior to joining the Company, Mr. Czerwinski served for seventeen years in various management capacities at TRW, including Director of Sales and Marketing for the Electronics Components Group, and General Manager of the Semiconductor Division.

    Mr. R. Andrew Eckert, age 37, has served as a director since April 1996. In August 1997, Mr. Eckert became the Chief Executive Officer of the Company. From March 1997 until August 1997, Mr. Eckert served as the President and Chief Operating Officer of the Company. From November 1994 to March 1997, he served as President and General Manager of ADAC Medical Systems, and from February 1992 to November 1994, he served as Executive Vice-President and General Manager of the Company's nuclear medicine business. Mr. Eckert joined the Company in February 1990 and from that date until February 1992 held several other senior management positions with the Company. Prior to joining the Company, Mr. Eckert worked in the venture capital and investment banking industries with Summit Partners and Goldman Sachs, respectively.

    Mr. Graham O. King, age 58, has served as a director since June 1995. Mr. King is currently a Senior Vice President with McKesson HBO & Company, which delivers software solutions and related services to healthcare organizations. From 1994 to 1998, Mr. King was the Chairman and Chief Executive Officer of US Servis, Inc., a healthcare management services company. From 1986 to 1993, Mr. King was with Shared Medical Systems, a company specializing in hospital information systems, most recently serving as its President from 1988. Previously, Mr. King served as President of Daseke and Company from 1983 to 1986 and as President and Chief Executive Officer of Auto-Troll Technology, a computer-aided design software company, from 1979 to 1982. Mr. King also held various management level positions with IBM from 1965 to 1979. Mr. King currently serves as a director of Optika Imaging Systems, Inc., a leading provider of client/server, integrated imaging systems and development tools, and Longview Solutions, which develops software for budgeting and financial reporting.

    Mr. David L. Lowe, age 38, has served as a director since August 1992, and has been serving as Chairman of the Board of Directors since March 1996. In March 1998, Mr. Lowe joined Friedman & Fleischer, LLC, a private investment firm specializing in equity investments in buyouts, restructurings, recapitalizations and friendly minority stakes in public and private companies, as Vice Chairman. From November 1994 until August 1997, Mr. Lowe served as Chief Executive Officer of the Company, from March 1994 until November 1994, as Co-Chief Executive Officer, and from February 1992 until November 1994 as President of the Company. He joined the Company in April 1988 and from that time until February 1992 served in a variety of senior management positions, including Chief Operating Officer. Prior to joining the Company, Mr. Lowe held management and consulting positions with several firms or companies providing services to or engaged in high-technology industries, including Bain & Company and

Cygnet Systems, Inc. Mr. Lowe serves on the Board of Directors of Vivra Specialty Partners and the National Children's Cancer Society.

    Dr. F. David Rollo, age 59, has served as a director since 1991 and is currently the Senior Vice-President of Medical Affairs and Executive Medical Director of Raytel Medical Corporation, a leading cardiology services company. From April 1995 to May 1996, Dr. Rollo served as Senior Vice President of Medical Affairs for HCIA, a healthcare information company that develops and markets clinical and financial decision support systems. From October 1992 to April 1995, he served as President and Chief Executive Officer of MetriCor, Inc., a corporation engaged in medical technology, quality assurance and health information management consulting services. From 1984 until October 1992, Dr. Rollo served as Senior Vice President-Medical Affairs for Humana Inc. Prior to that, he served as Vice President for Humana from 1980 until 1984. He has held various academic and administrative positions with Vanderbilt University Medical Center since 1977, currently serving as Adjunct Professor of Radiology.

    Mr. Edmund H. Shea, Jr., age 69, has served as a director since 1987. He co-founded, and since 1968 has served as the Executive Vice-President and a director of, J.F. Shea Co., Inc., a diversified construction, land development and venture investments company. He was elected a director of Hambrecht & Quist Group in November 1986 and also serves as a director of Ironstone Group, Inc., a real and personal property tax appeal company.

    To the knowledge of the Company, there are no arrangements or understandings between these directors and any other person pursuant to which any of these directors was elected.

    During fiscal 1998, each non-employee director received an option to purchase 3,333 shares of the Company's Common Stock under the Company's Directors' Stock Option Plan, subject to a specified vesting schedule. In addition, each non-employee director received an annual retainer of $10,000, payable in quarterly installments, and $2,500 for each Board meeting attended in person and $500 for each Board meeting attended by telephone. From October 1997 through January 1998, Mr. Lowe was employed by the Company and received $238,000 in compensation. Beginning in February 1998 Mr. Lowe entered into a consulting arrangement with the Company pursuant to which the Company paid Mr. Lowe $258,000.

OFFICERS

    Descriptions of the Company's current officers are set forth below.

    Mr. Bruce M. Blanco, age 49, has served as Vice President and Corporate Controller of the Company since April 1998. For three months of fiscal 1997, when he joined the Company, until April 1998, he served as Corporate Controller. Prior to that, Mr. Blanco served as Corporate Controller of Triad Systems, Inc., and President and General Manager of Triad Financial, Inc., a wholly owned subsidiary of Triad Systems, Inc.

    Mr. Gerhard F. Burbach, age 37, currently serves as President of the Medical Systems division of the Company. From September 1996, when he joined the Company, until September 1998, Mr. Burbach served as Senior Vice President and General Manager of the Radiation Therapy Products division of the Company. Prior to joining the Company, from 1990 to 1996, Mr. Burbach was a Senior Engagement Manager for McKinsey & Company, a management consulting firm.

    Mr. Earl H. Devanny III, age 47, was elected President of ADAC Healthcare Information Systems, Inc. ("HCIS"), the Company's healthcare information system subsidiary, in July 1998. From January 1997, when he joined HCIS, until that date, he served as Chief Operating Officer of HCIS. From April 1994 until January 1997, Mr. Devanny served as Vice President and Area General Manager of Cerner Corporation, a healthcare information systems company. Prior to that, from 1990 to 1994, Mr. Devanny served as the Business Unit Executive, Health Section, Mid-Atlantic Area, of IBM Corporation.

    Mr. Ian R. Farmer, age 49, currently serves as Senior Vice President of Business Development for the Company. From 1995 to 1997, he served as Senior Vice President and General Manager of Nuclear Medicine. From 1993, when he joined the Company, until 1995, he served as Vice President of Marketing.

    Ms. Karen L. Masterson, age 38, has served as the Company's Vice President, General Counsel and Corporate Secretary since she joined the Company in October 1996. From January 1995 to October 1996, Ms. Masterson served as the Director of Intercontinental Legal Affairs for Sybase, Inc., a relational database software company. From January 1993 to December 1994, she was a partner, and prior to that, an associate, in the law firm of Morrison & Foerster in San Francisco, California.

    Mr. P. Andre Simone, age 41, has served as the Company's Chief Financial Officer since June 1996 and Treasurer since May 1994, when he joined the Company. From October 1995 to June 1996, Mr. Simone served as Vice President, Finance of the Company. Prior to joining the Company, Mr. Simone served as the Assistant Treasurer for The Ask Group, Inc., a database and manufacturing accounting software firm, from February 1993 to March 1994. Prior to that time, he held positions with Emcor Treasury Consultants, Hewlett Packard and Bain & Company.

    The term of office of each of the above-named executive officers is at the pleasure of the Board of Directors. To the knowledge of the Company, there are no arrangements or understandings between these officers and any other person pursuant to which any of these officers was elected as an officer.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth all compensation earned by or paid or awarded to Mr. Eckert, the Chief Executive Officer of the Company, and to the next four most highly compensated executive officers of the Company for all services rendered in all capacities for the periods shown.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION
                                                                                  -----------------------------------
                                              ANNUAL COMPENSATION                             HCIS(2)
                                ------------------------------------------------    STOCK      STOCK      LONG TERM
                                  FISCAL                                           OPTION     OPTION      INCENTIVE
NAME AND CURRENT POSITION          YEAR        SALARY      BONUS      OTHER(1)     AWARDS     AWARDS       PAYOUTS      ALL OTHER
------------------------------  -----------  ----------  ----------  -----------  ---------  ---------  -------------  -----------
R. Andrew Eckert .............        1998   $  450,000  $  240,000          --     170,000    107,931           --            --
  Chief Executive Officer             1997      325,000     155,000          --     100,000                      --            --
                                      1996      200,000     255,000          --      90,000                      --            --

Gerhard F. Burbach(3) ........        1998      154,000     138,000          --      75,000                      --            --
  President, ADAC Medical
  Systems

Earl H. Devany(3) ............        1998      206,000     216,000          --      60,000    300,000           --            --
  President, ADAC Healthcare
  Information Systems, Inc.

Ian R. Farmer(3) .............        1998      175,000     109,000          --      55,000         --           --
  Senior Vice President
  Business Development

P. Andre Simone ..............        1998      220,000      81,000          --      45,000         --           --
  Vice President, Chief               1997      168,000      84,000          --      20,000         --           --
  Financial Officer and               1996      122,000      67,000          --      20,000         --           --
  Treasurer

------------------------

(1) Not included in the compensation table are certain perquisites and other benefits which do not, in the aggregate, exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.

(2) Represents options to acquire common stock of the Company's subsidiary, ADAC Healthcare Information Systems, Inc ("HCIS") under its 1997 Stock Option Plan.

(3) Messrs. Burbach, Devanny and Farmer became executive officers of the Company in fiscal 1998.

STOCK OPTIONS GRANTED

    The following table sets forth certain information concerning stock option grants made to certain executive officers during fiscal 1998. No other option grants were made to the named executive officers during fiscal 1998.

                                                 INDIVIDUAL GRANTS(1)                       POTENTIAL REALIZABLE VALUE
                            --------------------------------------------------------------  AT ASSUMED ANNUAL RATES OF
                               NUMBER OF         % OF TOTAL                                  STOCK PRICE APPRECIATION
                              SECURITIES       OPTIONS GRANTED     PER SHARE                    FOR OPTION TERM(2)
                              UNDERLYING         TO EMPLOYEE       EXERCISE    EXPIRATION   --------------------------
NAME                        OPTIONS GRANTED        IN 1998         PRICE($)       DATE           5%           10%
--------------------------  ---------------  -------------------  -----------  -----------  ------------  ------------
R. Andrew Eckert..........        80,000                6.7        $   16.00     12-18-08   $    804,985  $  2,039,990
                                  90,000                7.5            19.50     06-02-08      1,103,710     2,797,018
                                 107,931(3)            10.4(4)          4.29     11-07-07        291,193       737,941

Gerhard F. Burbach........        25,000                2.1            16.00     12-18-08        251,558       637.497
                                  50,000                4.2            19.50     06-02-08        613,172     1,553,899

Earl H. Devanny...........        60,000                5.0            19.50     06-02-08        735,807     1,864,679
                                 300,000(3)            28.8(4)          4.29     11-07-07        809,387     2,051,147

Ian R. Farmer.............        15,000                1.2            16.00     12-18-08        150,935       382,498
                                  40,000                3.3            19.50     06-02-08        490,538     1,243,119

P. Andre Simone...........        15,000                1.2            16.00     12-18-08        150,935       382,498
                                  30,000                2.5            19.50     06-02-08        367,903       932,339

------------------------

(1) All option grants, except those described in footnote (3) below, were made by the Company under the Company's 1992 Stock Option Plan.

(2) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and are not an estimate or projection of future prices or appreciation of the Company's Common Stock or the actual future value of these options.

(3) Represents grants by the Company's subsidiary, ADAC Healthcare Information Systems, Inc. ("HCIS"), under its 1997 Stock Option Plan.

(4) Represents percentage of total options granted under HCIS 1997 Stock Option Plan.

    The foregoing stock options vest in increments of 25%, 25% and 50% over three years from the date of grant. At the time of grant, options may be designated as incentive stock options ("ISO's"), a type of option authorized under the 1981 amendments to the Internal Revenue Code. Options not designated as an ISO are granted as "non-qualified options." Options generally remain outstanding for five years or ten years from the date of grant, provided the recipient remains employed throughout that period. The post-termination exercise period is generally three months.

AGGREGATED STOCK OPTION EXERCISES AND YEAR-END STOCK OPTION VALUES

    The following table sets forth certain information concerning the exercise of stock options by the Company's executive officers during fiscal 1998, the "value realized", and the number and value of unexpired stock options at September 27, 1998 which such executive officers can exercise or in the future could exercise.

                                                                                            TOTAL VALUE OF
                                                            NUMBER OF UNEXERCISED      UNEXERCISED IN-THE-MONEY
                                                            STOCK OPTIONS HELD AT        STOCK OPTIONS HELD AT
                                                              SEPTEMBER 27, 1998         SEPTEMBER 27, 1998(2)
                           SHARES ACQUIRED     VALUE      --------------------------  ---------------------------
NAME                         ON EXERCISE    REALIZED(1)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-------------------------  ---------------  ------------  -----------  -------------  ------------  -------------
Eckert...................       110,935     $  1,511,600     104,815        290,000   $  1,092,900   $ 2,300,600
Burbach..................        --              --            5,000        110,000         45,000       747,500
Devanny..................        --              --           12,500         97,500        112,500       667,500
Farmer...................        30,500          509,300      46,250         93,750        617,800       705,300
Simone...................        --              --           38,750         70,000        548,100       526,200

------------------------

(1) The "value realized" is calculated by determining the difference between the fair market value of ADAC Common Stock on the date of exercise of the options and the exercise price of such options.

(2) The value of unexercised stock options is calculated by determining the difference between the closing price of ADAC Common Stock on Friday, September 25, 1998, the last trading day of fiscal 1998, as reported on the Nasdaq Stock Market, of $25.00, and the exercise price of such options.

CHANGE IN CONTROL AGREEMENTS

    The Company has entered into Executive Severance Agreements with Messrs. Eckert, Burbach, Devanny, Farmer and Simone. These Agreements provide for a severance payment and acceleration of the exercisability of the executives' stock options upon a "change in control" of the Company. A "change in control" is deemed to occur if (a) any "person" or "group" (as defined in or pursuant to Sections 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the voting power of the common stock outstanding which votes generally for the election of directors; (b) as a result of market or corporate transactions or shareholder action, the individuals who constitute the Board of Directors of the Company at the beginning of any period of 12 consecutive months (but commencing not earlier than July 1, 1995), plus any new directors whose election or nomination was approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such period of 12 consecutive months, cease for any reason during such period of 12 consecutive months to constitute at least two-thirds of the members of such Board; or (c) the Company sells, through merger, assignment or otherwise, in one or more transactions other than in the ordinary course of business, assets which provided at least 2/3 of the revenues or pre-tax net income of the Company and its subsidiaries on a consolidated basis during the most recently-completed fiscal year.

    Notwithstanding the foregoing, the following events do not constitute a change in control: any acquisition of beneficial ownership pursuant to (a) a reclassification, however effected, of the Company's authorized common stock,
(b) a corporate reorganization involving the Company or any of its subsidiaries which does not result in a material change in the ultimate ownership by the shareholders of the Company (through their ownership of the Company or its successor resulting from the reorganization) of the assets of the Company and its subsidiaries, but only if such reclassification or reorganization has been approved by the Company's Board of Directors or (c) a spin-off by the Company of all or any portion of the ownership of any subsidiary whereby the Company's shareholders become shareholders of the subsidiary.

    If a change in control of the Company occurs, each executive will be entitled to a severance payment equal to 2.99 times the average annual compensation received by each such executive, including base salary, bonuses and other incentive compensation and stock option gains during the sixty-month period ending immediately preceding the calendar year in which the change in control occurs. Such severance payment will not be immediately paid if not later than ten days prior to the change in control, the executive is offered employment by the Company or its successor corporation on similar terms to those then applicable to the executive as an officer of the Company and, in such event, the severance payment would be paid to the executive twelve months following the change in control, but only if (i) the executive accepts such comparable employment with the Company and (ii) the executive is not, during such twelve-month period, terminated for cause. Such a change in control of the Company will also cause all stock options held by the executive to become immediately exercisable. In the event that the executive (i) purchases the shares subject to the accelerated stock options, (ii) sells the shares so purchased and (iii) is offered comparable employment by the Company or its successor, the executive must deposit in escrow with the Company an amount equal to 50% of the difference between his sales proceeds received from the sold shares and his option exercise price. These escrowed funds will be released to the executive from the escrow account if the executive has accepted the comparable employment offer and is not terminated for cause for twelve months after the change in control. If the executive does not accept such comparable employment from the Company or its successor or is terminated for cause during such twelve-month period, then the escrowed funds are released to the Company. In addition, Mr. Devanny's Executive Severance Agreement provides that if there is a change in control of ADAC Healthcare Information Systems, Inc. ("HCIS") or if HCIS is spun off by the Company to its shareholders and, as a result, Mr. Devanny is no longer employed by the Company or one of its subsidiaries, then, for twelve months thereafter, the Company will retain Mr. Devanny as a part-time employee or consultant at a salary of $1,000 per month without fringe benefits, and all of his Company stock options will continue to vest during such period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    This report on executive compensation has been furnished by the following members of the Compensation Committee of the Company's Board of Directors:Stanley D. Czerwinski, Graham O. King and Edmund H. Shea, Jr. Mr. Czerwinski served as an officer of the Company in various capacities from January 1991 to March 1996.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors (the "Committee") determines the level of compensation for the Company's chief executive officer and its other executive officers. The Committee determines the base salary and bonus compensation, and also makes recommendations for the grants of stock options under the Company's stock option plans.

    The goals of the Company's compensation program are to structure incentive-based compensation that is closely tied to the Company's performance and long-term objectives, and to attract, retain and reward qualified executives who contribute to the Company's success.

    The primary components of the Company's compensation package are salary, bonuses and stock options.

    SALARY. Base salaries of executive officers are determined based upon their level of responsibility, qualifications, level of experience, and individual performance. The Company uses outside consultants to review salary ranges for each executive officer against independent compensation analyses of salaries paid to executive officers in similar positions at comparable companies. Base salary levels are also designed to be competitive with the marketplace.

    BONUS COMPENSATION. The Company's bonus plan provides for cash bonuses based on the accomplishment of individual performance goals, company-wide profit targets and strategic objectives. The objectives are designed to further the Company's financial and operating performance, implement its strategic business plan, develop new products and maintain and increase market share. The goals are set at the beginning of the fiscal year based on the Company's long-term and short-term objectives, and accomplishment of these goals is assessed quarterly and annually. Bonuses range from 0% to 100% of base salary. To be awarded the maximum bonus, the officer must accomplish most or all of the individual objectives and the Company must achieve its financial objectives for the fiscal year.

    STOCK OPTIONS. The Committee uses stock option grants to supplement executive officers' base salary and bonus compensation. The stock option grants provide long-term incentives for the achievement of the Company's strategic objectives and financial and operating goals, and align the executives' interests with those of the Company's shareholders. The Committee also grants stock options in order to retain and attract high-quality employees in the competitive job market of the Silicon Valley. The stock incentive program utilizes a vesting schedule to encourage executive officers to maintain a long-term perspective. The sizes of stock option grants are based on the officers' level of responsibility, satisfaction of individual performance objectives, and the Company's performance.

    COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. Mr. R. Andrew Eckert has been the Company's Chief Executive Officer since 1997. Mr. Eckert's overall compensation in Fiscal Year 1998 was based on the Company's performance, Mr. Eckert's achievement of specified goals, and upon a compensation study of peer organizations conducted by an independent compensation consulting firm. Mr. Eckert's base salary for the 1998 Fiscal Year was $450,000. He was also eligible to receive a bonus of up to $300,000. A maximum of $120,000 of this bonus amount was payable quarterly based on Company financial results, and a maximum of the remaining $180,000 was payable at year-end based on his achievement of operating and strategic goals, including management development and pursuit of growth opportunities in certain business segments. Based on his level of achievement of these goals, Mr. Eckert was awarded a $240,000 total bonus. Mr. Eckert also received stock options for a total of 170,000 shares of Common Stock of the Company and 107,931 shares of common stock of ADAC Healthcare Information Systems, Inc. during the 1998 fiscal year, in accordance with the Committee's philosophy set forth above under "Stock Options."

PERFORMANCE GRAPH

    The following graph sets forth the Company's total cumulative shareholder return as compared to the NASDAQ Composite Index and the Standard and Poor's Medical Products and Supply Index for the period September 28, 1993 through September 27, 1998. Total shareholder return assumes $100 invested at the beginning of the period in the Company's Common Stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the Standard and Poor's Medical Products and Supply Index, in each case on a "total return" basis assuming reinvestment of dividends.
EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ADAC LABORATORIES, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX
                                                                                    ADAC LABORATORIES
9/30/93                                                                                          $100
9/30/94                                                                                           $72
9/30/95                                                                                          $108
9/30/96                                                                                          $187
9/30/97                                                                                          $173
9/30/98                                                                                          $223
* $100 INVESTED ON 9/30/93 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING SEPTEMBER 30.

               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG ADAC LABORATORIES, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX
                                                                                    NASDAQ STOCK MARKET (U.S.)
9/30/93                                                                                                   $100
9/30/94                                                                                                   $103
9/30/95                                                                                                   $138
9/30/96                                                                                                   $165
9/30/97                                                                                                   $227
9/30/98                                                                                                   $231
* $100 INVESTED ON 9/30/93 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING SEPTEMBER 30.

               COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG ADAC LABORATORIES, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX
                                                                                                  S & P HEALTH CARE
                                                                                      (MEDICAL PRODUCTS & SUPPLIES)
9/30/93                                                                                                        $100
9/30/94                                                                                                        $121
9/30/95                                                                                                        $203
9/30/96                                                                                                        $307
9/30/97                                                                                                        $307
9/30/98                                                                                                        $371
* $100 INVESTED ON 9/30/93 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING SEPTEMBER 30.

                                                             FISCAL YEAR ENDED
                                                    -----------------------------------
                                                    1993  1994   1995  1996  1997  1998
                                                    ----  ----   ----  ----  ----  ----
ADAC Laboratories.................................  $100  $72    $108  $187  $173  $223
NASDAQ Composite Index............................   100  103     138   165   227   231
S&P Medical Products and Supply Index.............   100  121     203   307   307   371

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of February 1, 1999, the number and percentage of shares of Common Stock beneficially owned by (a) each director and executive officer listed in the compensation disclosure table and all directors and executive officers of the Company as a group, and (b) all persons known to the Company to own beneficially more than five percent (5%) of any class of voting securities of the Company. All such persons have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as otherwise stated in the following footnotes.

                                                                              BENEFICIAL
                                                  NAME AND ADDRESS OF          OWNERSHIP           PERCENT OF
(a)  DIRECTORS AND CERTAIN EXECUTIVE OFFICERS       BENEFICIAL OWNER      OF COMMON STOCK(1)    VOTING SHARES(1)
----------------------------------------------  ------------------------  -------------------  -------------------
Stanley D. Czerwinski.........................                                     87,491(2)            *
R. Andrew Eckert..............................                                    125,402(3)            *
Graham O. King................................                                     43,506(4)            *
David L. Lowe.................................                                     95,433(5)            *
F. David Rollo................................                                     36,667(6)            *
Edmund H. Shea, Jr............................                                    516,190(7)              2.5%
Gerhard F. Burbach............................                                     21,250(8)            *
Earl H. Devanny III...........................                                     14,500(9)            *
Ian R. Farmer.................................                                     51,200(10)           *
P. Andre Simone...............................                                     42,500(11)           *
All directors and executive officers as a
  group (12 persons)..........................                                  1,042,889(12)             5.1%


                                                                              BENEFICIAL
                                                  NAME AND ADDRESS OF     OWNERSHIP OF COMMON   PERCENT OF VOTING
(B) OTHER PRINCIPAL SHAREHOLDERS                    BENEFICIAL OWNER           STOCK(1)             SHARES(1)
----------------------------------------------  ------------------------  -------------------  -------------------
Neuberger Berman LLC..........................  605 Third Avenue
                                                New York, NY 10158              1,733,900(13)            8.65%
FMR Corp......................................  82 Devonshire St.
                                                Boston, MA 02109                1,657,300(14)            8.27%

------------------------

 *  Less than one percent (1%).

(1) Based on information furnished by the persons named and 20,450,817 shares of Common Stock outstanding as of February 1, 1999. All references to options include options that were exercisable on February 1, 1999 and within sixty
    (60) days thereafter.

(2) Includes 64,166 shares issuable upon exercise of options held by Mr. Czerwinski.

(3) Includes 124,815 shares issuable upon exercise of options held by Mr.
    Eckert.

(4) Includes 39,666 shares issuable upon exercise of options held by Mr. King. Also includes 2,600 shares held by the Leola J. King Pension Fund, of which Mr. King is a trustee.

(5) Includes 95,033 shares issuable upon exercise of options held by Mr. Lowe.

(6) Includes 21,666 shares issuable upon exercise of options held by Dr. Rollo.

(7) Includes 34,998 shares issuable upon exercise of options held by Mr. Shea. Also includes 85,580 shares held by J. F. Shea, Co., Inc. and 11,506 shares held by Mrs. Shea, as to which Mr. Shea disclaims beneficial interest.

(8) Includes 21,250 shares issuable upon exercise of options held by Mr.
    Burbach.

(9) Includes 12,500 shares issuable upon exercise of options held by Mr.
    Devanny.

(10) Includes 50,000 shares issuable upon exercise of options held by Mr.
    Farmer.

(11) Includes 42,500 shares issuable upon exercise of options held by Mr.
    Simone.

(12) Includes options to purchase 515,344 shares of Common Stock held by all directors and executive officers as a group.

(13) Neuberger Berman, LLC has sole voting power over 684,600 shares, shared voting power over 1,043,300 shares, and shared dispositive power over 1,733,900 shares. Neuberger Berman Genesis Portfolio has shared voting power and shared dispositive power over 1,043,300 shares. Neuberger Berman Management, Inc. has shared dispositive power over 1,043,300 shares. The remaining balance of 6,000 shares is for individual client accounts over which Neuberger Berman, LLC has shared dispositive power. Neuberger Berman, LLC and Neuberger Berman Management, Inc. serve as sub-adviser and investment manager, respectively, of Neuberger Berman Genesis Portfolio.

(14) Edward C. Johnson III, Chairman of FMR Corp., and FMR Corp., through Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., each has sole dispositive power over the 1,502,600 shares owned by Fidelity funds. Neither Mr. Johnson nor FMR Corp. has sole voting power over shares owned by the Fidelity funds, which power is held by the funds' board of trustees. Mr. Johnson and FMR Corp., through Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., each has sole dispositive power and sole voting power over 154,700 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In connection with the merger of Community Health Computing Corp. ("CHC"), the immediate parent of HCIS, with and into HCIS as part of the overall recapitalization of HCIS, in May 1997 CHC repurchased all outstanding options to purchase CHC common stock from the holders thereof for a purchase price equal to the fair market value of the CHC common stock underlying the options, as determined by an independent appraiser, less the aggregate exercise price for such options. In these transactions, CHC repurchased 96,000 shares of CHC common stock from Mr. Lowe for a purchase price of $73,920 and 72,000 shares of CHC common stock from Mr. Eckert for a purchase price of $55,440.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) FINANCIAL STATEMENTS. Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Accountants are included under Item 8. Financial Statements and Supplemental Data.

        (2) FINANCIAL STATEMENT SCHEDULES. See "Index to Financial Statement Schedules" attached hereto and made a part hereof.

        (3) EXHIBITS. The following exhibits are included or, as indicated by the footnote, incorporated by reference into this filing:

EXHIBIT #                                               EXHIBIT NAME
---------  -------------------------------------------------------------------------------------------------------
  3.1(1)   Amended and Restated Articles of Incorporation.

  3.2(1)   Bylaws, as amended.

  4.1(6)   Rights Agreement dated as of April 22, 1996 between the Company and Chemical Mellon Shareholder
           Services, LLC.

 10.01(2)  Leases for two buildings located at 540 Alder Drive, Milpitas, California, between the Company and John
           Arrillaga and Richard T. Peery, dated June 25, 1986.

EXHIBIT #                                               EXHIBIT NAME
---------  -------------------------------------------------------------------------------------------------------
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

 10.05(1)  Directors' Stock Option Plan (1987), as amended by Amendments Nos. 1 to 4.

 10.06(1)  1992 Stock Option Plan, as amended by Amendments Nos. 1 to 6.

 10.07     Amended and Restated Employee Stock Purchase Plan (1994).

 10.08(4)  Employment/Severance agreement between the Company and Stanley D. Czerwinski, dated November 2, 1994.

 10.10     Form of ADAC Executive Severance Agreement.

 10.11     Form of ADAC Healthcare Information Systems, Inc. Executive Severance Agreement.

 10.12(5)  Credit Agreement dated July 31, 1996 among the Company, the Lenders named therein, and ABN AMRO Bank
           N.V., as agent for the Lenders

 10.16(7)  ADAC Healthcare Information Systems, Inc. 1997 Stock Option Plan and related Stock Option Agreement.

 10.18(1)  Second Amendment to Credit Agreement dated as of May 1, 1997, and First Amendment to Credit Agreement
           dated as of December 27, 1996, each by and among the Company, the Lenders named therein and ABN Amro
           Bank N.V., as agent for the Lenders.

 10.20(8)  Amendment No. 7 to 1992 Stock Option Plan.

 10.21     Amendments to leases for three buildings located at 540 Alder Drive, Milpitas, California, between the
           Company and John Arrillaga and Richard T. Perry dated July 6, 1998.

 10.22     Lease agreement for building located at 1860 Barber Lane, Milpitas, California, between the Company and
           Golden Pacific Properties, LLC. dated August 19, 1998.

 21        Subsidiaries.

 23        Consent of Independent Accountants.

 27        Financial Data Schedule

------------------------

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the 1998 fiscal year.

       (1) Incorporated by reference to Exhibits filed with the Company's Report on Form 10-Q for the quarter ended June 29, 1997.

       (2) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 28, 1986.

       (3) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended. October 1, 1989

       (4) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended. October 2, 1994

       (5) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter ended June 30, 1995.

       (6) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K (file no. 0-9428) dated April 22, 1996.

       (7) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 28, 1997.

       (8) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter ended March 29, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 1999                        ADAC LABORATORIES
                                                 (Registrant)

                                BY:             /s/ R. ANDREW ECKERT
                                     -----------------------------------------
                                                  R. Andrew Eckert
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     CAPACITIES                 DATE
------------------------------  --------------------------  -------------------

     /s/ R. ANDREW ECKERT       Chief Executive Officer
------------------------------    and Director (Principal    February 26, 1999
       R. Andrew Eckert           Executive Officer)

     /s/ P. ANDRE SIMONE        Chief Financial Officer
------------------------------    (Principal Financial       February 26, 1999
       P. Andre Simone            Officer)

     /s/ BRUCE M. BLANCO        Corporate Controller
------------------------------    (Principal Accounting      February 26, 1999
       Bruce M. Blanco            Officer)

      /s/ DAVID L. LOWE
------------------------------  Chairman of the Board of     February 26, 1999
        David L. Lowe             Directors

  /s/ STANLEY D. CZERWINSKI
------------------------------  Director                     February 26, 1999
    Stanley D. Czerwinski

      /s/ GRAHAM O. KING
------------------------------  Director                     February 26, 1999
        Graham O. King

      /s/ F. DAVID ROLLO
------------------------------  Director                     February 26, 1999
        F. David Rollo

   /s/ EDMUND H. SHEA, JR.
------------------------------  Director                     February 26, 1999
     Edmund H. Shea, Jr.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    Report of Independent Accountants

    Financial Statement Schedules

       Schedule VIII--Consolidated Valuation and Qualifying Accounts

       Schedule X--Consolidated Supplementary Income Statement Information

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of ADAC Laboratories is included on page 49 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules on pages 66 and 67 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

San Jose, California
February 26, 1999

                                                                   SCHEDULE VIII

                       ADAC LABORATORIES AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
           FOR THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 27, 1998

                                                                    BALANCE     CHARGED TO                  BALANCE
                                                                 AT BEGINNING    COSTS AND                  AT END
DESCRIPTION                                                        OF PERIOD     EXPENSES    DEDUCTIONS    OF PERIOD
---------------------------------------------------------------  -------------  -----------  -----------  -----------
Year Ended September 29, 1996:
Deducted from asset accounts:
Allowance for product returns and doubtful accounts............    $     695     $     877    $   1,267    $     305
Provision for Inventories......................................    $   2,748     $   1,966    $     867    $   3,847
                                                                      ------    -----------  -----------  -----------
                                                                      ------    -----------  -----------  -----------

Year Ended September 28, 1997:
Deducted from asset accounts:
Allowance for product returns and doubtful accounts............    $     305     $   2,513    $     999    $   1,819
Provision for Inventories......................................    $   3,847     $   3,370    $   2,361    $   4,856
                                                                      ------    -----------  -----------  -----------
                                                                      ------    -----------  -----------  -----------

Year Ended September 27, 1998:
Deducted from asset accounts:
Allowance for product returns and doubtful accounts............    $   1,819     $   1,905    $   1,405    $   2,319
Provision for Inventories......................................    $   4,856     $   5,942    $   6,727    $   4,071
                                                                      ------    -----------  -----------  -----------
                                                                      ------    -----------  -----------  -----------

                                                                      SCHEDULE X

                       ADAC LABORATORIES AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)
           FOR THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 27, 1998

                                                                                           CHARGED TO COSTS & EXPENSES
                                                                                         -------------------------------
ITEM                                                                                       1998       1997       1996
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Depreciation and amortization of intangible assets:
  Goodwill.............................................................................  $   1,658  $   1,014  $     973
  Acquired technology..................................................................      1,284        695     --
  Other................................................................................        134        119     --

    Amounts charged to costs and expenses do not exceed one percent of net revenues for all other items for all periods presented.

                                 EXHIBIT INDEX

 EXHIBIT NO.                                           DESCRIPTION                                           PAGE NO.
-------------  -------------------------------------------------------------------------------------------  -----------
      10.07    Amended and Restated Employee Stock Purchase Plan (1994).

      10.10    Form of ADAC Executive Severance Agreement.

      10.11    Form of ADAC Healthcare Information Systems, Inc. Executive Severance Agreement.

      10.21    Amendments to leases for three buildings located at 540 Alder Drive, Milpitas, California, between the Company and John Arrillaga and Richard T. Perry dated July 6, 1998.

      10.22    Lease agreement for building located at 1860 Barber Lane, Milpitas, California, between the
                 Company and Golden Pacific Properties, LLC. dated August 19, 1998.

      21       Subsidiaries.

      23       Consent of Independent Accountants.

      27       Financial Data Schedule