Form 10-Q
period 1999-01-03
ADAC LABORATORIES
filed 1999-03-01
CIK 313798

                                          UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549

                                           FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended January 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                      ---    ---

Number of shares of common stock, no par value, outstanding at February 1, 1999, 20,450,067

(This document contains a total of 22 pages)

                                   ADAC LABORATORIES
                              QUARTERLY REPORT ON FORM - 10Q

                                        INDEX





                                                                             Page
                                                                             ----
Part I.   Financial Information

          Item 1.  Financial Statements

          Condensed Consolidated Statements of Operations for the Three
          Month Periods Ended January 3, 1999 and December 28, 1997            3

          Condensed Consolidated Balance Sheets at January 3, 1999 and
          September 27, 1998                                                   4

          Condensed Consolidated Statements of Cash Flows for the Three
          Month Periods Ended January 3, 1999 and December 28, 1997            5

          Notes to Condensed Consolidated Financial Statements                6-11

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                12-19

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           20

          Signatures                                                          21

          Exhibit Index                                                       22


                               PART I - FINANCIAL INFORMATION

                                    ADAC LABORATORIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                                 THREE
                                                                              MONTHS ENDED
                                                           ---------------------------------------------------
                                                                JANUARY 3, 1999         DECEMBER 28,1997
(Amounts in thousands, except per share data)                                               (Restated)
--------------------------------------------------------------------------------------------------------------
REVENUES, NET:

  Product                                                          $70,906                   $48,019
  Service                                                           23,373                    19,419
                                                                   -------                   -------
                                                                    94,279                    67,438
                                                                   -------                   -------
COST OF REVENUES:
  Product                                                           39,085                    27,160
  Service                                                           16,579                    11,843
  Discontinued product                                                  --                    14,494
                                                                   -------                   -------
                                                                    55,664                    53,497
                                                                   -------                   -------
Gross Profit                                                        38,615                    13,941
                                                                   -------                   -------
OPERATING EXPENSES:
  Marketing and sales                                               15,463                    11,558
  Research and development                                           4,366                     5,318
  General and administrative                                         8,339                     4,587
  Goodwill amortization                                                488                       492
  Restructuring charge                                               2,500                        --
                                                                   -------                   -------
                                                                    31,156                    21,955
                                                                   -------                   -------
OPERATING INCOME/(LOSS)                                              7,459                    (8,014)
                                                                   -------                   -------
Interest and other expense, net                                      1,240                       963
                                                                   -------                   -------
INCOME/(LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                   6,219                    (8,977)

Provision (benefit) for income taxes                                 2,363                    (3,501)
                                                                   -------                   -------
NET INCOME/(LOSS)                                                  $ 3,856                   $(5,476)
                                                                   -------                   -------
                                                                   -------                   -------
NET INCOME/(LOSS) PER SHARE
         Basic                                                     $   .19                   $  (.29)
                                                                   -------                   -------
                                                                   -------                   -------
         Diluted                                                   $   .18                   $  (.29)
                                                                   -------                   -------
                                                                   -------                   -------

NUMBER OF SHARES USED IN PER SHARE CALCULATION
         Basic                                                      20,300                    18,967
                                                                   -------                   -------
                                                                   -------                   -------
         Diluted                                                    21,118                    18,967
                                                                   -------                   -------
                                                                   -------                   -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 ADAC LABORATORIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               JANUARY 3, 1999        SEPTEMBER 27, 1998
(AMOUNTS IN THOUSANDS)                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $  1,545                  $  4,869
   Trade receivables, net of allowance for returns and
    doubtful accounts of $2,615 in 1999 and $2,319 in 1998          79,295                    55,316
   Tax and other receivable                                          7,198                     7,294
   Inventories,net                                                  74,111                    78,311
   Prepaid expenses and other current assets                         6,838                     4,928
                                                                  --------                  --------
TOTAL CURRENT ASSETS                                               168,987                   150,718

   Service parts, net                                               19,219                    18,063
   Fixed assets, net                                                13,916                    11,007
   Capitalized software, net                                        14,093                    11,770
   Intangibles, net                                                 25,008                    25,336
   Deferred income taxes                                            24,167                    24,167
   Other assets, net                                                   932                     2,748
                                                                  --------                  --------
   TOTAL ASSETS                                                   $266,322                  $243,809
                                                                  --------                  --------
                                                                  --------                  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                         $ 38,294                  $ 23,396
   Accounts payable                                                 16,763                    22,887
   Deferred revenues                                                15,994                    11,591
   Customer deposits and advance billings                            3,763                     2,004
   Accrued compensation                                              9,441                     8,903
   Warranty and installation                                         4,115                     6,595
   Other accrued liabilities                                        18,502                    14,423
                                                                  --------                  --------
TOTAL CURRENT LIABILITIES                                          106,872                    89,799

Non-current deferred income taxes                                   14,026                    14,026
Non-current liabilities and deferred credits                         3,072                     3,082
                                                                  --------                  --------
   TOTAL LIABILITIES                                               123,970                   106,907
                                                                  --------                  --------
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none                                          -                         -
Common stock, no par value:
   Authorized:  50,000 shares;
   Issued and outstanding: 20,420 shares at January 03, 1999
        and 20,253 shares at September 27, 1998                    151,162                   149,599
   Accumulated deficit                                              (6,410)                  (10,266)
   Accumulated other comprehensive loss                             (2,400)                   (2,431)
                                                                  --------                  --------
   TOTAL SHAREHOLDERS' EQUITY                                      142,352                   136,902
                                                                  --------                  --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $266,322                  $243,809
                                                                  --------                  --------
                                                                  --------                  --------

The accompanying notes are an integral part of these condensed consolidated financial statements

                                ADAC LABORATORIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                  -------------------------------------------
                                                                    JANUARY 3, 1999       DECEMBER 28, 1997
(Amounts in thousands)                                                                       (Restated)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                     $  3,856                $   (5,476)
Adjustments to  reconcile  net income  (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                       4,041                     3,383
     Provision for product returns and doubtful
          Accounts                                                         705                     1,927
     Deferred income taxes                                                  --                     2,393
     Inventory allowance                                                   726                      (341)
     Discontinued products                                                  --                    14,494
     Restructuring charge                                                2,500                        --

         Change in operating assets and liabilities:
          Trade receivables                                            (24,684)                   (4,426)
          Tax and other receivables                                         96                       324
          Inventories                                                    3,474                    (4,998)
          Prepaid expenses and other current assets                     (1,910)                      310
          Service parts                                                 (2,475)                     (477)
          Accounts payable                                              (6,124)                    1,176
          Deferred revenues                                              4,403                      (211)
          Customer deposits and advance billings                         1,759                        62
          Accrued compensation                                             538                       442
          Warranty and installations and other accrued liabilities        (903)                   (3,839)
          Non-current liabilities and deferred credits                     (11)                   (2,394)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used) in operating activities                    (14,009)                    2,349
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (4,019)                   (1,487)
  Increase in other assets                                              (1,368)                   (1,311)
  Intangibles                                                             (422)                       25
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (5,809)                   (2,773)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short term
     debt arrangements, net                                             14,899                      (112)
  Proceeds from issuance of common stock, net                            1,564                       997
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               16,463                       885
-------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                            31                      (741)
-------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                 (3,324)                     (280)
Cash and cash equivalents, at beginning of the period                    4,869                     5,088
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of the period                       $  1,545                   $ 4,808
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $  1,370                   $   907
  Income taxes paid                                                   $    432                   $   201


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ADAC LABORATORIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three-month period ended January 3, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

    The previous year-end's balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results from operations and balance sheet detail for December 28, 1997 have been restated, see Note 14 "Restatement of Financial Statements"

2.  NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share (EPS) for the quarter ending January 3, 1999 and December 28, 1997 are as follows:


(Amounts in thousands, except per share data)                  JANUARY 3, 1999          DECEMBER 28, 1997
------------------------------------------------------------------------------------------------------------
Basic EPS: Net Income/(Loss)                                       $ 3,856                   $(5,476)
Denominator: Average Common
   Shares Outstanding                                               20,300                    18,967
                                                                   -------                   -------
Basic EPS                                                          $   .19                   $  (.29)
                                                                   -------                   -------
                                                                   -------                   -------

Diluted EPS: Net Income/(Loss)                                     $ 3,856                   $(5,476)
Denominator: Average Common
    Shares Outstanding                                              20,300                    18,967
Options                                                                818                        --
                                                                   -------                   -------
Total Shares                                                        21,118                    18,967
                                                                   -------                   -------
                                                                   -------                   -------
Diluted EPS                                                        $   .18                   $  (.29)
                                                                   -------                   -------
                                                                   -------                   -------

3.  DEPRECIATION AND AMORTIZATION

    Depreciation and amortization was approximately $4.0 million and $3.4 million for the three-month periods ended January 3, 1999 and December 28, 1997, respectively.

                                ADAC LABORATORIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)


4.  INVENTORIES


(Dollar amounts in thousands)                    JANUARY 3, 1999         SEPTEMBER 27, 1998
--------------------------------------------------------------------------------------------
Inventories consist of:
Purchased parts and sub-assemblies                  $ 21,938                   $ 22,020
Work in process                                        8,091                      1,145
Finished goods                                        47,851                     59,217
--------------------------------------------------------------------------------------------
                                                      77,880                     82,382
Less reserves                                         (3,769)                    (4,071)
--------------------------------------------------------------------------------------------
                                                    $ 74,111                   $ 78,311
--------------------------------------------------------------------------------------------

5.  SERVICE PARTS

(Dollar amounts in thousands)                    JANUARY 3, 1999         SEPTEMBER 27, 1998
--------------------------------------------------------------------------------------------
Service parts consist of:
Field service parts, at cost                        $ 28,803                    $26,327
Less accumulated depreciation                         (9,584)                    (8,264)
--------------------------------------------------------------------------------------------
                                                     $19,219                    $18,063
--------------------------------------------------------------------------------------------

6.  FIXED ASSETS

(Dollar amounts in thousands)                    JANUARY 3, 1999         SEPTEMBER 27, 1998
--------------------------------------------------------------------------------------------
Fixed assets, at cost, consist of:
Production and test equipment                        $ 5,448                    $ 4,351
Field service equipment                                1,187                      1,168
Office and demonstration equipment                    17,238                     14,401
Leasehold improvements                                 1,329                      1,261
--------------------------------------------------------------------------------------------
                                                      25,202                     21,181
Less accumulated depreciation and
  Amortization                                       (11,286)                   (10,174)
--------------------------------------------------------------------------------------------
                                                    $ 13,916                   $ 11,007
--------------------------------------------------------------------------------------------

7.  INTANGIBLES

(Dollar amounts in thousands)                    JANUARY 3, 1999         SEPTEMBER 27, 1998
--------------------------------------------------------------------------------------------
Intangibles consist of:
   Goodwill                                         $ 22,272                   $ 21,849
   Acquired technology                                 8,984                      8,984
   Other                                                 510                        510
--------------------------------------------------------------------------------------------
                                                      31,766                     31,343
   Less accumulated amortization                      (6,758)                    (6,007)
--------------------------------------------------------------------------------------------
                                                    $  25,008                  $ 25,336
--------------------------------------------------------------------------------------------

                                 ADAC LABORATORIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                    (UNAUDITED)


8.  OTHER ACCRUED LIABILITIES


(Dollar amounts in thousands)                    JANUARY 3, 1999         SEPTEMBER 27, 1998
--------------------------------------------------------------------------------------------
Other accrued liabilities consist of:
Accrued cost of revenue                             $  3,205                   $  3,354
Accrued legal and accounting                           1,666                        194
Accrued restructuring                                  2,500                         --
Accrued royalties                                        899                        956
Customer advances                                      2,364                      2,775
Other accrued expenses                                 7,868                      7,144
--------------------------------------------------------------------------------------------
                                                    $ 18,502                   $ 14,423
--------------------------------------------------------------------------------------------


9.   CREDIT AND BORROWING ARRANGEMENTS

     The Company has a $60 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires July 30, 1999. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. Borrowings are generally repaid within 90 days. At January 3, 1999, the Company had $21.7 million available for borrowing under this facility. The Company's delay in delivering financial statements and related information to its banks in connection with the restatement constituted a default under the facility. The banks have waived the default and consented to an extension of the time required to provide the information. The Company expects to deliver all required information within the time period required by the banks.

10.  LITIGATION

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

11.  INCOME TAXES

     The Company uses the deferral method to account for income taxes.
     Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision (benefit) for income taxes for each of the three-month periods ended January 3, 1999 and December 28, 1997 are based on the estimated effective income tax rates for the fiscal years ending October 3, 1999 and September 27, 1998 of 38% and 39%, respectively.

                                ADAC LABORATORIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

12.  NON-ORDINARY ITEMS

     On September 27, 1998, the Company concluded a comprehensive review of its operations and decided to restructure its international organizations. As a result, the Company took a charge in the fiscal first quarter of 1999 of $2.5 million. The Company believes these actions will position the Company well to expand its international profitability.

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

     The Company's decision to discontinue LabStat resulted in a non-ordinary discontinued product charge of $11.6 million in the first quarter of fiscal 1998. The charge was a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat became impaired as a result of the Company's decision. The discontinued business charge consisted principally of non-cash charges, including the write off of $4.9 million of capitalized software, $4.7 million of deferred product costs, $0.9 million of fixed assets that were specifically utilized in the LabStat product, $1.0 million in legal and other expenses that were accrued as part of the write-off and $0.1 million in receivables.

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

13.  RECENT PRONOUNCEMENTS

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

     In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP 98-9"), " Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". This SOP amends "SOP 97-2", Software Revenue Recognition. The Company will comply with the requirements of SOP 98-9 in fiscal year 2000. The Company is currently assessing the implications of this new statement and the impact of its implementation on the financial statements

                               ADAC LABORATORIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

14.  RESTATEMENT OF FINANCIAL STATEMENTS

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

15.  COMPREHENSIVE INCOME

     Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately accumulated other comprehensive income in the in the equity section of the balance sheet. The Company's accumulated other comprehensive income consists solely of translation adjustments. Comprehensive income (loss) for the first three months of fiscal 1999 and fiscal 1998 was $31,000 and $(741,000), respectively. Net income (loss) including comprehensive income (loss) for the first three months of fiscal 1999 and fiscal 1998 was $3,887,000 and $(6,217,000), respectively.

                              ADAC LABORATORIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                  (UNAUDITED)

A summary of the effects of the restatement follows:


                                                                   DECEMBER 28, 1997
                                                      ----------------------------------------------------------
(Amounts in thousands, except per share data)                Restated             As Originally Reported
----------------------------------------------------------------------------------------------------------------
REVENUES, NET:
   Product                                                    $48,019                      $55,853
   Service                                                     19,419                       19,670
----------------------------------------------------------------------------------------------------------------
                                                               67,438                       75,523
----------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
   Product                                                     27,160                       31,339
   Service                                                     11,843                       12,276
   Discontinued product                                        14,494                        3,500
----------------------------------------------------------------------------------------------------------------
                                                               53,497                       47,115
----------------------------------------------------------------------------------------------------------------
Gross profit                                                   13,941                       28,408
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Marketing and sales                                         11,558                       11,601
   Research and development                                     5,318                        4,361
   General and administrative                                   4,587                        4,285
   Goodwill amortization                                          492                          375
   Discontinued product                                            --                       12,900
----------------------------------------------------------------------------------------------------------------
                                                               21,955                       33,522
----------------------------------------------------------------------------------------------------------------
Operating loss                                                 (8,014)                      (5,114)
----------------------------------------------------------------------------------------------------------------
OTHER EXPENSE:
   Interest and other, net                                        963                          949
----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                (8,977)                      (6,063)
Benefit for income taxes                                       (3,501)                      (2,365)
----------------------------------------------------------------------------------------------------------------
Net loss                                                      $(5,476)                     $(3,698)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net income per share
   Basic                                                      $  (.29)                     $  (.19)
   Diluted                                                    $  (.29)                     $  (.19)
Number of shares used in per share calculations
   Basic                                                       18,967                       19,060
   Diluted                                                     18,967                       19,060
----------------------------------------------------------------------------------------------------------------


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month period ended January 3, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

RESULTS OF OPERATIONS

THE THREE-MONTH PERIOD ENDED JANUARY 3, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 28, 1997.

Prior to the third quarter of fiscal 1998, the results of the Company's RTP division were considered immaterial and were therefore included as part of Medical Systems for the purposes of Management's Discussion and Analysis. However, due to RTP's continued growth, its results are now presented with the Company's other software business, HCIS. All historical data and comparisons have been restated to reflect this change

Revenues for the first quarter fiscal 1999 were $94.3 million, a 40% increase over the first quarter of fiscal 1997 revenues of $67.4 million. Medical Systems revenues represented 79% and 80% of the Company's total revenues for the first quarter of fiscal 1998 and 1997, respectively. The Company's Software business revenues represented approximately 21% and 20% of the Company's total revenues in the fist quarters of fiscal 1999 and 1998, respectively. Gross profit for the first quarter of fiscal 1999 totaled $38.6 million, an increase of 36% over gross profit of $28.4 million in the first quarter of fiscal 1998, when factoring out the effect of the discontinued product charge of $14.5 million. See Note 12 "Non-Ordinary Items" of Notes to Condensed Consolidated Financial Statements.

MEDICAL SYSTEMS

Medical Systems includes revenues from the Company's nuclear medicine business unit as well as, AMT and ARS, the Company's nuclear and CT refurbishing business units. Medical Systems also includes customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, is as follows:


                                                             THREE MONTHS ENDED
                                                             ------------------
                                                JANUARY 3, 1999                DECEMBER 28, 1997
(Dollar amounts in thousands)                                                     (Restated)
--------------------------------------------------------------------------------------------------
Revenues:

  Product                                          $55,053                         $38,789
  Service                                           19,272                          15,333
                                                   -------                         -------
    Total                                          $74,325                         $54,122

Geographical mix:
  North America                                      88.6%                           82.7%
  Europe                                              5.7%                           12.2%
  Latin America, Japan and Asia                       5.7%                            5.1%

Gross profit:
  Product                                          $22,120                         $13,094
  Service                                            4,546                           5,695
                                                   -------                         -------
Total                                              $26,666                         $18,789

Gross margin:
  Product                                            40.2%                           33.8%
  Service                                            23.6%                           37.1%
                                                   -------                         -------
    Total                                            35.9%                           34.7%


Medical Systems' product revenues increased 42% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The product revenue increase in the first quarter of fiscal 1999 was due to strong sales of the Company's nuclear refurbishing business (AMT) and the CT refurbishing business (ARS) and the timing of delivery for installations. Geographically this growth occurred principally in the North American market. Latin America also showed an increase in revenues, which offset declines in European revenues.

Product gross profit margins were 40% for the first quarter of fiscal 1999. Margins increased primarily due to higher margins and sales of Molecular Coincidence Detection (MCD-TM-). Additionally, margins in the first quarter of fiscal 1998 were negatively impacted by a non-ordinary discontinued product charge for DSA. See Note 12 "Non-Ordinary Items" of Notes to Condensed Consolidated Financial Statements.

Medical Systems service revenues increased 26% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. This increase resulted from a higher number of customers under service contracts and, to a lesser extent from the Company's launch of the ARS business in fiscal 1998. Service margins decreased for the first quarter of fiscal 1999, when compared to the first quarter of fiscal 1998, due to increased staffing, higher retro-fit costs and the lower margins associated with the ARS business.

SOFTWARE BUSINESS

ADAC's Software Business includes RTP and HCIS. RTP revenues are generated primarily from the sale and support of the Company's Pinnacle3(-TM-) radiation therapy planning system. HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $11.6 million to discontinue the development and marketing of LabStat, its laboratory information system product. As a result, the Company was able to increase its focus on the radiology business resulting in greater profitability for both HCIS and ADAC as a whole. See Note 12 "Non-Ordinary Items" of Notes to Condensed Consolidated Financial Statements. HCIS' current revenues are derived from the sale and support of radiology and cardiology information systems and the support of the Company's legacy laboratory information systems. Summary information related to the Software Business product and support revenues and gross profit margins for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 are as follows:


                                                      THREE MONTHS ENDED
                                                      ------------------
                                            JANUARY 3, 1999             DECEMBER 28, 1997
(Dollar amounts in thousands)                                                (Restated)
--------------------------------------------------------------------------------------------
Revenues:
  Product                                       $15,852                       $ 9,230
  Service                                         4,102                         4,086
                                                -------                       -------
    Total                                       $19,954                       $13,316

Gross profit:
  Product                                       $ 9,701                       $(6,729)
  Service                                         2,248                         1,881
                                                -------                       -------
    Total                                       $11,949                       $(4,848)

Gross margin:
  Product                                         61.2%                        (72.9%)
  Service                                         54.8%                         46.0%
                                                -------                       -------
    Total                                         59.9%                        (36.4%)


Software Business product revenues increased 72% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The increase from fiscal 1998 was due mainly to an increase in sales of Pinnacle3 and the Company's radiology information system, QuadRIS-TM-. The growth of Pinnacle3 and QuadRIS-TM- reflects greater penetration of the commercial sector by both these products. Product gross margins also improved over the prior year same period, which gross margin was 52.8% excluding the effects of the discontinued product charge associated with the write-off of the LabStat assets. The improvement to gross margin was due to increased sales of the higher margined Pinnacle3 and QuadRIS-TM- products, and cost reduction associated with the LabStat write-off in fiscal 1998. See Note 12 "Non-Ordinary Items" Notes to Condensed Consolidated Financial Statements.

The Software Business support revenues remained relatively unchanged in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. Gross margins on support revenues were higher for fiscal 1999 due to an increase in the QuadRIS installed base, partially offset by fewer support contract renewals from the Company's legacy client base.

OPERATING AND OTHER EXPENSES:

Summary information showing the Company's operating and other expenses as a percentage of revenue is as follows:

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                               JANUARY 3, 1999             DECEMBER 28, 1997
                                                                                                (Restated)
--------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
   Marketing and sales                                                16.4%                        17.1%
   Research and development,
     net of software capitalization                                    4.6%                         7.9%
   General and administrative                                          8.8%                         6.8%
   Goodwill amortization                                               0.5%                         0.7%
   Restructuring charge                                                2.7%                           --
                                                                   --------                     --------
                                                                      33.0%                        32.5%
                                                                   --------                     --------
                                                                   --------                     --------

Other expense, net                                                     1.3%                         1.4%
--------------------------------------------------------------------------------------------------------------

Marketing and sales expenses decreased as a percentage of revenue from the first quarter on fiscal 1998 to the same quarter in fiscal 1999 due to the increase in sales. Marketing and sales expenses increased in dollar volume from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 primarily due to an increase in RTP and HCIS sales representatives.

Research and development expenditures, net of software capitalization, totaled $4.4 million and $5.3 million in the first quarter of fiscal 1999 and 1998, respectively. Research and development expenditures, net of software capitalization, decreased by $0.9 million in the first quarter of fiscal 1999 from the same quarter in fiscal 1998 as a result of increased capitalized software costs. Capitalized software costs were $3.0 million and $1.5 million in the first quarter of fiscal 1999 and 1998 respectively.

General and administrative expenses increased as a percentage of sales and increased in dollar volume from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 due to increased bad debt expenses ($.5 million) related to the devaluation of Brazilian currency and outside service expense ($1.6 million) relating to the restatement of the financial statements. See
Note 14 of Notes to Consolidated Financial Statements.

Goodwill amortization expense was relatively flat from the first quarter of fiscal 1998 to the first quarter of fiscal 1999, but decreased as a percentage of sales volume due to increased sales.

In the first quarter of fiscal 1999, the Company recognized Non-ordinary, pre-tax charge of approximately $2.5 million to restructure its international operation. See Note 12 "Non-ordinary Items" of Notes to Condensed
Consolidated Financial Statements.

In the first quarter of fiscal 1998, the Company recognized a $11.6 million one-time, pre-tax charge in connection with its decision to discontinue its LabStat product. See Note 12 "Non-Ordinary Items" of Notes to Condensed Consolidated Financial Statements.

Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, remained relatively unchanged as a percentage of revenue for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The dollar volume of interest and other expense increased in the first quarter of fiscal 1999 from the same quarter in fiscal 1998 due primarily to increased interest on higher borrowings, partially offset by foreign currency gains.

INCOME TAXES:

The effective tax rate as a percentage of pretax income was 38.0% for the first three months of fiscal 1999, compared with 39.0% for the first three months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its available cash resources, generated primarily from operations and credit lines, will provide adequate funds to finance the Company's operations in fiscal 1999. If necessary the Company will seek to increase its credit line to support the Company's future growth.

The Company's ratio of current assets to current liabilities was 1.6 to one and 1.7 to one at the end of the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998, respectively. Working capital increased $1.2 million to $62.1 in the first quarter of fiscal 1999 from $60.9 million in the fourth quarter of fiscal 1998.

The primary uses of cash in the first quarter of fiscal 1999 were a $24.7 million increase in accounts receivable and a decrease of $6.1 million in accounts payable. Accounts receivable increased due to higher sales and slower collections, while accounts payable increased due to the timing of payments to vendors.

Cash used for investing activities for the first quarter of fiscal 1999 of $5.8 million included capital expenditures for office, manufacturing and research and development equipment and capitalized software research and development costs in both the Medical Systems and Software Business units.

Financing activities provided $16.5 million in cash in the first quarter of fiscal 1999. This was primarily attributable the increase in bank loans. The Company had $38.3 million of borrowings outstanding under the Company's lines of credit at January 3, 1999 compared to $23.4 million at September 27, 1998.

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

BUSINESS CONSIDERATIONS

From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements, including the forward looking statements contained in this Form 10-Q, are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. The Company expressly disclaims any obligation to update any forward looking statements.

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

Following an inspection in mid-1997, Cortet, Inc., which the Company acquired in May 1997, received a Warning Letter from the FDA concerning inspectional observations relating to the adequacies of Cortet's quality assurance system. Cortet responded to the observations and the Warning Letter and received correspondence from the FDA's Florida District Office indicating that Cortet's responses appeared to adequately address the FDA's concerns. In mid-1998, the State of California, under a contract with the FDA, completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of non-compliance of the recently implemented QSR. The state investigator also placed a temporary shipment hold on Pinnacle3 pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company promptly responded to the FDA and the State and initiated a number of corrective actions. The State lifted the Pinnacle3 shipment hold on August 28, 1998 and, in September 1998, ADAC received a letter from the FDA indicating that the Company had adequately responded to the FDA's concerns. Although the Company was deemed to have adequately responded to the State and FDA following the foregoing inspections, the Company is responsible for the full implementation of all corrective actions. In addition, as all companies are, the Company remains subject to periodic inspections in the future and there can be no assurance as to the timing or outcome of any subsequent inspection. The scope of any re-inspection could be more comprehensive than the inspections of Cortet and the Company's Milpitas facility, and there can be no assurance that the FDA, upon re-inspection, will deem the Company's corrective actions to be adequate or that additional corrective action, in areas not addressed in the Warning Letter or the Form 483, will not be required. Any failure by the Company to fully implement the required corrective actions or to comply with any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing, would have a material adverse effect on the Company.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as Forte, MCDPET, MCD/ACPET and ENVOI in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

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
