Form 10-Q
period 1999-04-04
ADAC LABORATORIES
filed 1999-07-01
CIK 313798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-9428

                               ADAC LABORATORIES

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            94-1725806
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

              540 ALDER DRIVE                             95035
            MILPITAS, CALIFORNIA                       (Zip Code)
  (Address of principal executive offices)

                                 (408) 321-9100
              (Registrant's telephone number including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    As of May 31, 1999, Registrant had outstanding 20,497,324 shares of Common Stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  (This document contains a total of 28 pages)

                               ADAC LABORATORIES
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I  Financial Information

  Item 1.    Financial Statements

             Condensed Consolidated Statements of Operations for the Three-Month and
               Six-Month Periods Ended April 4, 1999 and March 29, 1998....................................           3

             Condensed Consolidated Balance Sheets at April 4, 1999 and September 27, 1998.................           4

             Condensed Consolidated Statements of Cash Flows for the Six-Month Periods
               Ended April 4, 1999 and March 29, 1998......................................................           5

             Notes to Condensed Consolidated Financial Statements..........................................           6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          13

Part II.  Other Information

  Item 5.    Other Information.............................................................................          26

  Item 6.    Exhibits and Reports on Form 8-K..............................................................          26

             Signatures....................................................................................          27

             Exhibit Index.................................................................................          28

             27  Financial Data Schedule

                         PART I--FINANCIAL INFORMATION

                               ADAC LABORATORIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    -----------------------  ----------------------
                                                                     APRIL 4,    MARCH 29,    APRIL 4,   MARCH 29,
                                                                       1999        1998         1999        1998
                                                                    ----------  -----------  ----------  ----------
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Product.........................................................  $   63,520   $  53,801   $  134,426  $  101,820
  Service.........................................................      23,873      20,721       47,246      40,140
                                                                    ----------  -----------  ----------  ----------
                                                                        87,393      74,522      181,672     141,960
                                                                    ----------  -----------  ----------  ----------
COST OF REVENUES:
  Product.........................................................      55,697      28,990       94,782      56,150
  Service.........................................................      18,250      13,853       34,829      25,696
  Discontinued product............................................          --          --           --      14,494
                                                                    ----------  -----------  ----------  ----------
                                                                        73,947      42,843      129,611      96,340
                                                                    ----------  -----------  ----------  ----------
GROSS PROFIT......................................................      13,446      31,679       52,061      45,620
                                                                    ----------  -----------  ----------  ----------
OPERATING EXPENSES:
  Marketing and sales.............................................      19,138      11,915       34,601      23,473
  Research and development........................................       4,478       3,963        8,844       9,281
  General and administrative......................................      15,888       5,473       24,227      10,060
  Goodwill amortization...........................................         502         545          990       1,037
  Restructuring charges...........................................         800          --        3,300          --
                                                                    ----------  -----------  ----------  ----------
                                                                        40,806      21,896       71,962      43,851
                                                                    ----------  -----------  ----------  ----------
OPERATING INCOME (LOSS)...........................................     (27,360)      9,783      (19,901)      1,769
                                                                    ----------  -----------  ----------  ----------
Interest and other expense, net...................................       1,741         965        2,981       1,928
                                                                    ----------  -----------  ----------  ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES...................     (29,101)      8,818      (22,882)       (159)
Provision (benefit) for income tax................................      (8,310)      3,439       (5,947)        (62)
                                                                    ----------  -----------  ----------  ----------
NET INCOME (LOSS).................................................  $  (20,791)  $   5,379   $  (16,935) $      (97)
                                                                    ----------  -----------  ----------  ----------
                                                                    ----------  -----------  ----------  ----------
NET INCOME (LOSS) PER SHARE
  Basic...........................................................  $    (1.02)  $     .28   $     (.83) $     (.01)
                                                                    ----------  -----------  ----------  ----------
                                                                    ----------  -----------  ----------  ----------
  Diluted.........................................................  $    (1.02)  $     .27   $     (.83) $     (.01)
                                                                    ----------  -----------  ----------  ----------
                                                                    ----------  -----------  ----------  ----------
NUMBER OF SHARES USED IN PER SHARE CALCULATIONS
  Basic...........................................................      20,456      19,226       20,414      19,097
                                                                    ----------  -----------  ----------  ----------
                                                                    ----------  -----------  ----------  ----------
  Diluted.........................................................      20,456      20,223       20,414      19,097
                                                                    ----------  -----------  ----------  ----------
                                                                    ----------  -----------  ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        APRIL 4,    SEPTEMBER 27,
                                                                                          1999          1998
                                                                                       -----------  -------------
                                                                                       (UNAUDITED)
                                                                                         (AMOUNTS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................   $   1,449    $     4,869
Accounts receivable, net of allowance for returns and doubtful accounts of $11,478 in
1999 and $2,319 in 1998..............................................................      84,868         55,316
  Tax and other receivables..........................................................       6,861          7,294
  Inventories, net...................................................................      54,050         78,311
  Prepaid expenses and other current assets..........................................       6,793          4,928
                                                                                       -----------  -------------
    TOTAL CURRENT ASSETS.............................................................     154,021        150,718
  Service parts, net.................................................................      19,562         18,063
  Fixed assets, net..................................................................      15,882         11,007
  Capitalized software, net..........................................................      15,489         11,770
  Intangibles, net...................................................................      24,115         25,336
  Deferred income taxes..............................................................      30,114         24,167
  Other assets, net..................................................................       1,246          2,748
                                                                                       -----------  -------------
    TOTAL ASSETS.....................................................................   $ 260,429    $   243,809
                                                                                       -----------  -------------
                                                                                       -----------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks.............................................................   $  39,095    $    23,396
  Accounts payable...................................................................      20,211         22,887
  Deferred revenues..................................................................      18,605         11,591
  Customer deposits and advanced billings............................................       7,919          2,004
  Accrued compensation...............................................................      11,836          8,903
  Warranty and installation..........................................................       6,080          6,595
  Other accrued liabilities..........................................................      17,604         14,423
                                                                                       -----------  -------------
    TOTAL CURRENT LIABILITIES........................................................     121,350         89,799
Non-current deferred income taxes....................................................      13,988         14,026
Non-current liabilities and deferred credits.........................................       2,755          3,082
                                                                                       -----------  -------------
    TOTAL LIABILITIES................................................................     138,093        106,907
                                                                                       -----------  -------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 20,476 shares at April 4, 1999 and 20,253 shares at
    September 27, 1998...............................................................     153,203        149,599
  Accumulated deficit................................................................     (27,201)       (10,266)
  Translation adjustment.............................................................      (3,666)        (2,431)
                                                                                       -----------  -------------
    TOTAL SHAREHOLDERS' EQUITY.......................................................     122,336        136,902
                                                                                       -----------  -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................   $ 260,429    $   243,809
                                                                                       -----------  -------------
                                                                                       -----------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                           ----------------------
                                                                                            APRIL 4,   MARCH 29,
                                                                                              1999        1998
                                                                                           ----------  ----------
                                                                                           (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................................  $  (16,935) $      (97)
Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
    Depreciation and amortization........................................................       7,742       6,216
    Provision for product returns and doubtful accounts..................................       9,758       2,530
    Deferred income taxes................................................................      (5,985)     (3,729)
    Inventory allowance..................................................................       7,741         433
    Discontinued products................................................................          --      14,494
    Restructuring charges................................................................       3,300          --

  Changes in assets and liabilities:
      Accounts receivable................................................................     (39,310)     (9,908)
      Tax and other receivables..........................................................         433          --
      Inventories........................................................................      16,520     (15,548)
      Prepaid expenses and other current assets..........................................      (1,865)         (1)
      Service parts......................................................................      (2,959)     (1,746)
      Accounts payable...................................................................      (2,676)      6,155
      Deferred revenues..................................................................       7,014      (1,354)
      Customer deposits and advance billings.............................................       5,915        (874)
      Accrued compensation...............................................................       2,933        (490)
      Warranty and other accrued liabilities.............................................        (634)      4,919
      Non-current liabilities and deferred credits.......................................        (327)        (21)
                                                                                           ----------  ----------
Cash provided by (used in) operating activities..........................................      (9,335)        979
                                                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................................      (8,009)     (2,362)
  Increase in other assets...............................................................      (3,909)     (2,666)
  Intangibles............................................................................        (235)     (7,134)
  Acquisition assets, net................................................................          --         807
                                                                                           ----------  ----------
Cash used in investing activities........................................................     (12,153)    (11,355)
                                                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short term Debt arrangements, net........................      15,699       6,496
  Proceeds from issuance of common stock, net............................................       3,604       4,885
                                                                                           ----------  ----------
Cash provided by financing activities....................................................      19,303      11,381
                                                                                           ----------  ----------
Effect of exchange rates on cash.........................................................      (1,235)       (987)
                                                                                           ----------  ----------
Net increase (decrease) in cash and cash equivalents.....................................      (3,420)         18
Cash and cash equivalents, at beginning of the period....................................       4,869       5,088
                                                                                           ----------  ----------
Cash and cash equivalents, at end of the period..........................................  $    1,449  $    5,106
                                                                                           ----------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid..........................................................................  $    1,164  $    1,928
  Income taxes paid......................................................................  $      445  $    2,668

                               ADAC LABORATORIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included, however, see Note 16, "South American Operations." Operating results for the three and six-month periods ended April 4, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

2. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share
(EPS) for the three and six-month periods ended April 4, 1999 and March 29, 1998 are as follows:

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    -----------------------  -----------------------
                                                                     APRIL 4,    MARCH 29,    APRIL 4,    MARCH 29,
                                                                       1999        1998         1999        1998
                                                                    ----------  -----------  ----------  -----------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                                                         DATA)
Basic EPS: Net Income (loss)......................................  $  (20,791)  $   5,379   $  (16,935)  $     (97)
Denominator: Weighted Average Common Shares Outstanding...........      20,456      19,226       20,414      19,097
                                                                    ----------  -----------  ----------  -----------
Basic EPS.........................................................  $    (1.02)  $     .28   $     (.83)  $    (.01)
                                                                    ----------  -----------  ----------  -----------
                                                                    ----------  -----------  ----------  -----------
Diluted EPS: Net Income (loss)....................................  $  (20,791)  $   5,379   $  (16,935)  $     (97)
Denominator: Weighted Average Common Shares Outstanding...........      20,456      19,226       20,414      19,097
Options...........................................................          --         997           --          --
                                                                    ----------  -----------  ----------  -----------
Total shares......................................................      20,456      20,223       20,414      19,097
                                                                    ----------  -----------  ----------  -----------
                                                                    ----------  -----------  ----------  -----------
Diluted EPS.......................................................  $    (1.02)  $     .27   $     (.83)  $    (.01)
                                                                    ----------  -----------  ----------  -----------
                                                                    ----------  -----------  ----------  -----------

    If the Company had net income in the three-month period ended April 4, 1999, and the six-month periods ended April 4, 1999 and March 29, 1998, the total diluted shares would have included options of 290,000, 575,000 and 933,000, respectively.

3. DEPRECIATION AND AMORTIZATION

    Depreciation and amortization was approximately $3.7 million and $2.8 million for the three-month periods ended April 4, 1999 and March 29, 1998, respectively.

                               ADAC LABORATORIES

                                  (UNAUDITED)

4. INVENTORIES

                                                                                    APRIL 4,
                                                                                      1999      SEPTEMBER 27, 1998
                                                                                  ------------  ------------------
                                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Inventories consist of:
Purchased parts and sub-assemblies..............................................   $   19,061       $   17,452
Work in process.................................................................        5,496            5,713
Finished goods..................................................................       39,188           59,217
                                                                                  ------------         -------
                                                                                       63,745           82,382
Less reserves...................................................................       (9,695)          (4,071)
                                                                                  ------------         -------
                                                                                   $   54,050       $   78,311
                                                                                  ------------         -------
                                                                                  ------------         -------

5. SERVICE PARTS

                                                                                    APRIL 4,
                                                                                      1999      SEPTEMBER 27, 1998
                                                                                  ------------  ------------------
                                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Service parts consist of:
Field service parts, at cost....................................................   $   29,286       $   26,327
Less accumulated depreciation...................................................       (9,724)          (8,264)
                                                                                  ------------         -------
                                                                                   $   19,562       $   18,063
                                                                                  ------------         -------
                                                                                  ------------         -------

6. FIXED ASSETS

                                                                                    APRIL 4,
                                                                                      1999      SEPTEMBER 27, 1998
                                                                                  ------------  ------------------
                                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Fixed assets, at cost, consist of:
Production and test equipment...................................................   $    6,086       $    4,351
Field service equipment.........................................................        1,127            1,168
Office and demonstration equipment..............................................       20,610           14,401
Leasehold improvements..........................................................        1,367            1,261
                                                                                  ------------        --------
                                                                                       29,190           21,181
Less accumulated depreciation and Amortization..................................      (13,308)         (10,174)
                                                                                  ------------        --------
                                                                                   $   15,882       $   11,007
                                                                                  ------------        --------
                                                                                  ------------        --------

                               ADAC LABORATORIES

                                  (UNAUDITED)

7. INTANGIBLES

                                                                                    APRIL 4,
                                                                                      1999      SEPTEMBER 27, 1998
                                                                                  ------------  ------------------
                                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Intangibles consist of:
Goodwill........................................................................   $   21,803       $   21,849
Acquired technology.............................................................        9,136            8,984
Other...........................................................................          606              510
                                                                                  ------------         -------
                                                                                       31,545           31,343
Less accumulated amortization...................................................       (7,430)          (6,007)
                                                                                  ------------         -------
                                                                                   $   24,115       $   25,336
                                                                                  ------------         -------
                                                                                  ------------         -------

8. OTHER ACCRUED LIABILITIES

                                                                                    APRIL 4,
                                                                                      1999      SEPTEMBER 27, 1998
                                                                                  ------------  ------------------
                                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Other accrued liabilities consist of:
Accrued cost of revenue.........................................................   $    2,966       $    3,354
Accrued restructuring...........................................................        2,514               --
Customer advances...............................................................        2,022            2,775
Accrued legal and accounting....................................................        1,589              194
Accrued royalties...............................................................        1,540              956
Other accrued expenses..........................................................        6,973            7,144
                                                                                  ------------         -------
                                                                                   $   17,604       $   14,423
                                                                                  ------------         -------
                                                                                  ------------         -------

    On September 27, 1998, the Company concluded a comprehensive review of its international operations and decided to restructure its European and Latin American businesses. As a result, the Company took charges in the fiscal first and second quarters of 1999 of $2.5 million and $0.8 million, respectively. The restructuring costs were comprised of $2.9 million for severance expenses, $.2 million for legal and consulting costs, and $0.2 million for other costs associated with the restructuring. As of April 4, 1999 $2.5 million remained in the accrual for restructuring costs comprised of $2.1 million for severance expenses, $0.2 million for legal and consulting costs, and $0.2 million for other costs associated with the restructuring. The Company currently anticipates that these restructuring costs will be paid over the next six months.

9. CREDIT AND BORROWING ARRANGEMENTS

    The Company has a $75 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires March 29, 2002. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. At April 4, 1999, the Company had $36 million available for borrowing under this facility. In February 1999, the Company delayed delivering

                               ADAC LABORATORIES

                                  (UNAUDITED)

9. CREDIT AND BORROWING ARRANGEMENTS (CONTINUED) financial statements and related information to its banks in connection with the restatement occurring at that time. This constituted a default under the facility. In May 1999, the Company again delayed delivering financial statements and related information to its banks in connection with the delayed public release of second quarter financials for fiscal 1999. This also constituted a default under the facility. As anticipated in both cases, the banks waived the defaults and consented to an extension of time required to provide the information. The Company has since delivered all required information within the time required by the banks. In addition, the results of the Company's operations in the first and second quarters caused the Company to be out of compliance with all financial covenants in the facility, which defaults have been waived through the end of the second fiscal quarter. It is likely that the results of the Company's third fiscal quarter also will not comply with these covenants. The Company will seek a further waiver of the covenants for this period, although there can be no assurance that such a waiver will be available.

10. LITIGATION

    Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions name as defendants the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws in connection with restatement of the Company's financial statements and seek unspecified but potentially significant damages. The Company intends to contest these actions vigorously. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period. The Company is also a defendant in various legal proceedings incidental to its business.

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

11. INCOME TAXES

    The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    The provision (benefit) for income taxes for each of the three- and six-month periods ended April 4, 1999 and March 29, 1998 are based on the estimated effective income tax rates for the fiscal years ending October 3, 1999 and September 27, 1998 of 26% and 39.0%, respectively. The effective tax rate for fiscal 1999 was adjusted in the second quarter from 38% to 26%, resulting in an effective tax benefit for the second quarter of 29%. The principal reason for the difference between the statutory tax rate of 35% and the effective tax rate of 26% is the expiration of tax credits and permanent differences.

12. FISCAL 1998 NON-ORDINARY ITEMS

    On February 10, 1998, the Company decided to discontinue the HCIS business unit's LabStat product while retaining the laboratory support and maintenance business. The decision was made after the Company's Board of Directors determined that continuing development and marketing of LabStat was not

                               ADAC LABORATORIES

                                  (UNAUDITED)

12. FISCAL 1998 NON-ORDINARY ITEMS (CONTINUED) in the best interest of the Company and its shareholders and that all meaningful discussions with possible strategic partners had ceased.

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

    In connection with the Company's evaluation of its laboratory information systems business, the Company also conducted an analysis of it's Digital Subtraction Angiography ("DSA") product line and determined it was appropriate to write off the remaining inventory. Accordingly, the Company included an impairment charge of $2.9 million in its results of operations for the first quarter of fiscal 1998. The decision to write off the DSA inventories, was a result of the Company's decision to no longer market the product. The combined non-ordinary write off for LabStat and DSA was $14.5 million.

13. FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES

    During 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and weaknesses in its internal controls and the assessment of its business units. As part of this focus and assessment, and against the background of increasing competition in certain of the Company's markets, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of the recoverability of the Company's inventory to reflect its lower production requirements and consequently increased levels of potentially excess and obsolete inventory, the collectibility of receivables, and the value of certain other assets carried on the Company's books. The Company's financial statements for the second quarter of 1999 include the following adjustments and

                               ADAC LABORATORIES

                                  (UNAUDITED)

13. FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES (CONTINUED) charges based on changes in estimates and revaluations resulting from this process. The more significant charges are listed on the following pages.

Inventories
  Nuclear inventory obsolescence...................................................  $   5,653
  AMT inventory reduced to market value............................................        415
  ARS inventory obsolescence.......................................................        877
  HCIS inventory obsolescence......................................................        200
  Offsite inventory obsolescence...................................................        746
  Engineering obsolescence.........................................................      1,468
  European inventory write-off.....................................................      1,073
  Excess consumable spares write-off...............................................        788
                                                                                     ---------
                                                                                        11,220
                                                                                     ---------
Increase in receivable reserves....................................................      5,960
                                                                                     ---------
                                                                                     $  17,180
                                                                                     ---------
                                                                                     ---------

    These adjustments and charges are reflected in the Statement of Operations as additional cost of revenues and as operating expenses.

    The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and has retained a nationally recognized accounting firm as a consultant. That firm has developed a number of recommendations and has been retained to assist the Company in implementing them. Among other things, the Company is attempting to integrate more closely its inventory procurement procedures with the process of developing and introducing new products in order to reduce the risks of substantial inventories being obsoleted by product introductions. Furthermore, with respect to receivables, the Company is improving its sales order and collection procedures related to field service sales and the sale of ancillary products which sales resulted in the majority of the additional receivables reserves added during the period.

14. RECENT PRONOUNCEMENTS

    In June 1997, Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999. The Company is evaluating alternative formats for presenting this information.

    In June 1998, Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15,2000. The Company will comply with the requirements of FAS 133 in fiscal year 2000. Currently the Company does not hold any derivative instruments or engage in any hedging activities.

                               ADAC LABORATORIES

                                  (UNAUDITED)

15. COMPREHENSIVE INCOME (LOSS)

    Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying income and its components (revenue, expenses, gains and losses) in full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately accumulated other comprehensive income in the equity section of the balance sheet. The Company's accumulated other comprehensive income consists solely of translation adjustments. Comprehensive income (loss) and net income (loss) including comprehensive income (loss) for the three and six-month periods ended April 4, 1999 and March 29, 1998 are as follows:

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    -----------------------  -----------------------
                                                                     APRIL 4,    MARCH 29,    APRIL 4,    MARCH 29,
                                                                       1999        1998         1999        1998
                                                                    ----------  -----------  ----------  -----------
                                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Net Income (loss).................................................  $  (20,791)  $   5,379   $  (16,935)  $     (97)
Comprehensive (loss)..............................................        (937)       (150)        (914)       (602)
                                                                    ----------  -----------  ----------       -----
Net Income (loss) including comprehensive income (loss)...........  $  (21,728)  $   5,229   $  (17,849)  $    (699)
                                                                    ----------  -----------  ----------       -----
                                                                    ----------  -----------  ----------       -----

16. SOUTH AMERICAN OPERATIONS

    A significant number of the Company's customers in the Company's principal South American markets of Brazil, Argentina and Columbia are delinquent in making their periodic payments due under the terms of sales previously made to them, many of which were supported by financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions, currency devaluations and currency controls in those markets and ineffective monitoring of delinquencies and collection efforts by the Company each may have contributed to the delay in collections. The Company is currently undertaking renewed collection efforts and a complete evaluation of each receivable balance and recourse obligation to determine what reserves should be provided; it cannot, however, make a reasonable estimate until this process is complete. The Company is dedicating significant resources and working towards completing its investigation and reporting the results as soon as possible. The Company's receivables and recourse obligations for South America at April 4, 1999 totals approximately $15 million against which the Company has reserves of $1.1 million. Any additional reserve requirement that may result from this review could potentially be charged to the current or previously reported periods depending on determination of the circumstances that existed in those periods with respect to the collectibility of the receivables and the Company's obligations under the recourse provisions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month and six-month periods ended April 4, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

RESULTS OF OPERATIONS

THE THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 4, 1999 COMPARED TO THE
  THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 29, 1998

    Revenues for the second quarter of fiscal 1999 are $87.4 million, a 17% increase, or $12.9 million, over the second quarter fiscal 1998 revenues of $74.5 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 81% and 77% of the Company's total revenues for the second quarter of fiscal 1999 and 1998, respectively. The Company's Software Business revenues represented approximately 19% and 23% of the Company's total revenues for the second quarter of fiscal 1999 and 1998, respectively.

    Revenues for the six-month period ended April 4, 1999 increased 28%, or $39.7 million, over the $142.0 million for the same period in fiscal 1998. Gross profit for the first six months of fiscal 1999 was $52.1 million, a 14% increase over the $45.6 million generated in the same period in fiscal 1998 which included the discontinued product charge associated with the write-off of the LabStat and DSA assets in the first quarter of fiscal 1998

NON-ORDINARY CHARGES AND EXPENSES

    During 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and weaknesses in its internal controls and the assessment of its business units. As part of this focus and assessment, and against the background of increasing competition in certain of the Company's markets, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company decided to restructure its ADAC Medical Technologies ("AMT") equipment refurbishing business, and revised its estimates of the recoverability of the Company's inventory to reflect its lower build plans and consequently increased levels of potentially excess an obsolete inventory, the collectibility of receivables, and the value of certain other assets carried on the Company's books. The Company's financial statements for the second quarter of 1999 include the following adjustments and charges based on changes in estimates and revaluations resulting from this process. The more significant charges are listed below.

Inventories
  Nuclear inventory obsolescence...................................................  $   5,653
  AMT inventory reduced to market value............................................        415
  ARS inventory obsolescence.......................................................        877
  HCIS inventory obsolescence......................................................        200
  Offsite inventory obsolescence...................................................        746
  Engineering obsolescence.........................................................      1,468
  European inventory write-off.....................................................      1,073
  Excess consumable spares write-off...............................................        788
                                                                                     ---------
                                                                                        11,220
                                                                                     ---------
Increase in receivable reserves....................................................      5,960
                                                                                     ---------
                                                                                     $  17,180
                                                                                     ---------
                                                                                     ---------

    These adjustments and charges are reflected in the Statement of Operations as additional cost of revenues and as operating expenses and also impact the Company's balance sheet.

    The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and has retained a nationally recognized accounting firm as a consultant. That firm has developed a number of recommendations and has been retained to assist the Company in implementing them. Among other things, the Company is attempting to integrate more closely its inventory procurement procedures with the process of developing and introducing new products in order to reduce the risks of substantial inventories being obsoleted by product introductions. Furthermore, with respect to receivables, the Company is improving its sales order and collection procedures related to field service sales and the sale of ancillary products which sales resulted in the majority of the additional receivables reserves added during the period.

MEDICAL SYSTEMS

    Medical Systems includes revenues from the sale of the Company's nuclear medicine and ADAC Medical Technologies (AMT) products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the three and six-month periods ended April 4, 1999 compared to the corresponding periods in fiscal 1998 are as follows:

                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     ----------------------  ----------------------
                                                                     APRIL 4,    MARCH 29,    APRIL 4,   MARCH 29,
                                                                       1999        1998         1999        1998
                                                                     ---------  -----------  ----------  ----------
                                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product..........................................................  $  50,791   $  40,634   $  105,844  $   79,423
  Service..........................................................     20,155      16,514       39,427      31,847
                                                                     ---------  -----------  ----------  ----------
    Total..........................................................  $  70,946   $  57,148   $  145,271  $  111,270

Geographical mix:
  North America....................................................       89.2%       79.2%        88.9%       80.9%
  Europe...........................................................        5.2%       12.0%         5.5%       12.1%
  Latin America, Japan and Asia....................................        5.6%        8.8%         5.6%        7.0%

Gross margin after discontinued product charges in
  fiscal 1998
  Product..........................................................        2.9%       43.4%        22.3%       38.7%
  Service..........................................................       17.8%       28.9%        20.6%       32.9%
                                                                     ---------  -----------  ----------  ----------
    Total..........................................................        7.1%       39.3%        21.8%       37.0%

    Medical Systems' product revenues for the three and six-month periods ended April 4, 1999 increased 25% and 33%, respectively, over the same period in fiscal 1998. Product revenue growth was driven by increased installations due to readiness of customers sites matched with the availability of cameras from the Company's work-down of finished goods inventory. The proportion of the Company's revenues derived from North America increased because of the relative deterioration of economic and business conditions in Europe and Latin America, and because the Company was able to more quickly complete installations of ordered products in North America than in those other regions. The Company anticipates it will continue throughout the balance of fiscal 1999 to experience rates of revenue growth in the Medical Systems business that are lower than rates experienced in recent years, due to increasing competition in certain of the Company's markets, and its customers deferring purchasing decisions due to their perceived Year 2000 risks.

    Gross margins for Medical Systems products decreased 41% and 16% in the three and six-month periods ending April 4, 1999, respectively, compared to the corresponding periods of the prior fiscal year. The decreases in gross margins can be attributed to several factors, the single largest of which were substantial revised carrying values and book to physical adjustments of the Company's inventories in this segment. Delays in customer orders coupled with new product introductions by the Company and competitors caused the Company to experience substantial obsolescence of inventories, which the Company wrote down by $5.7 million, in the second quarter of fiscal 1999. In the Company's AMT equipment refurbishment business, the Company took a further charge of $3.3 million in the second quarter of fiscal 1999, because of a book to physical inventory adjustment as a result of a physical inventory. The adjustment resulted from poor inventory control systems. The Company intends to continue taking a physical inventory at its AMT site at the end of each quarter until adequate controls are put in place or that facility is closed. The Company had determined that certain of the materials that were being held for resale have become obsolete due to rapid changes in the demand for used and refurbished nuclear medicine cameras, resulting in a charge of $0.4 million in the second quarter of fiscal 1999, to reduce the carrying value of materials held for resale. The Company increased its reserve for engineering inventory from $0.8 million to $2.3 million in the second quarter of fiscal 1999, as a result of book to physical adjustments and obsolescence. See Note 13 "Fiscal 1999--Non-ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements.

    In addition to inventory-related issues, gross margins were also adversely affected in the these periods by a smaller build plan for the second quarter of fiscal 1999, due to the Company's effort to reduce finished goods inventory. With fewer units manufactured the cost per unit increased. Gross margins were also adversely affected by competitive pricing pressures and investments in infrastructure.

    Following the conclusion of its second fiscal quarter in 1999, the Company decided to restructure its AMT business by discontinuing refurbishment of a number of lines of older nuclear medicine equipment the demand for which is declining. In connection with this decision the Company will close its refurbishing facility in Washington, Missouri and relocate the business to Milpitas, California. The Company anticipates that substantial inventories of equipment and parts will be rendered obsolete by this decision and market conditions. The Company presently believes that charges associated with these AMT inventories in the third quarter of fiscal 1999 will total at least $2.4 million.

    Medical Systems service revenues for the three and six-month periods ended April 4, 1999 increased 22% and 24%, respectively, over the same periods in fiscal 1998. The increases resulted from a higher number of customers under service contract. The second quarter of fiscal 1999 also had additional revenues from work to make customers equipment Year 2000 compliant. Gross margins for Medical Systems services decreased by 11% and 12% respectively for the three and six-month periods ended April 4, 1999 when compared to same periods of fiscal 1998. The principal reason for the decline was a write-off of approximately $0.8 million of consumable spare parts held in the field for use in providing services following the Company's determination in the second quarter that inventories of these spares were excessive. Margins also declined by approximately 3% for the three and 4% for the six-month period due to increased staffing and higher retrofit costs.

    The Company is in the process of reviewing the composition of the capitalized field service inventory and the estimated collective useful life of this asset. The Company will take a physical inventory of its spares early in the fourth quarter of fiscal 1999 which may result in a change to its safety stock levels and removal of obsolete and excess parts. The Company will continue to monitor recoverability of the collective asset under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

SOFTWARE BUSINESS

    ADAC's Software Business includes RTP and HCIS. RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3)-TM- radiation therapy planning system. HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $11.6 million to discontinue development and marketing of its LabStat product. See Note 12 "Fiscal 1998 Non-ordinary Items" of the Notes to Condensed Consolidated Financial Statements. Summary information related to the Software Business product and service revenues and gross profit margins for the three and six-month periods ended April 4, 1999 compared to the corresponding periods in fiscal 1998 are as follows:

                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      ----------------------  ----------------------
                                                                      APRIL 4,    MARCH 29,   APRIL 4,    MARCH 29,
                                                                        1999        1998        1999        1998
                                                                      ---------  -----------  ---------  -----------
                                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product...........................................................  $  12,729   $  13,167   $  28,581   $  22,397
  Service...........................................................      3,718       4,208       7,820       8,294
                                                                      ---------  -----------  ---------  -----------
    Total...........................................................  $  16,447   $  17,375   $  36,401   $  30,691
Gross margin after discontinued product charges
  Product...........................................................       49.8%       54.4%       56.1%        1.9%
  Service...........................................................       54.9%       49.6%       54.8%       47.9%
                                                                      ---------  -----------  ---------  -----------
    Total...........................................................       51.0%       53.2%       55.8%       14.3%

    Software Business product revenues decreased 3% and increased 28% for the three and six-month periods ended April 4, 1999, respectively, over the same period in fiscal 1998. The decrease in the three-month period resulted primarily from the HCIS product lines due to a change in revenue recognition to percentage-of-completion in compliance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition". The HCIS decrease was partially offset by higher RTP sales of the Pinnacle product. The increase for the six-month period is primarily driven by the RTP Pinnacle product.

    Gross margin percentage before discontinued product charges for the six months ended April 4, 1999 increased 5% over the prior year period. The increase is attributed to increased sales of the higher margin Pinnacle and QuadRIS products, and cost reductions associated with the LabStat write-off in fiscal 1998. See Note 12 "Fiscal 1998 Non-ordinary Items" of the Notes to Condensed Consolidated Financial Statements.

    Software Business service revenues decreased for the three and six-month periods ended April 4, 1999 from the corresponding periods in fiscal 1998 due principally to lower legacy HCIS laboratory service revenues. However, service gross margins increased for the three and six-month periods ended April 4, 1999, from the corresponding periods in fiscal 1998 due to improved third party maintenance fees.

OPERATING AND OTHER EXPENSES:

    Summary information showing the Company's operating and other expenses as a percentage of revenue for the three and six-month periods are as follows:

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       --------------------------  --------------------------
                                                                        APRIL 4,      MARCH 29,     APRIL 4,      MARCH 29,
                                                                          1999          1998          1999          1998
                                                                       -----------  -------------  -----------  -------------
Operating costs and expenses:
  Marketing and sales................................................        21.9%         16.0%         19.0%         16.5%
  Research and development, net of software capitalization...........         5.1%          5.3%          4.9%          6.5%
  General and administrative.........................................        18.2%          7.3%         13.3%          7.1%
  Goodwill amortization..............................................         0.6%          0.7%          0.5%          0.7%
  Restructuring charge...............................................         0.9%           --           1.8%           --
                                                                              ---           ---           ---           ---
                                                                             46.7%         29.4%         39.6%         30.9%
                                                                              ---           ---           ---           ---
                                                                              ---           ---           ---           ---
Interest and other expense, net......................................         2.0%          1.3%          1.6%          1.4%

    Marketing and sales expenses for the three and six-month periods ended April 4, 1999 increased $7.2 and $11.1 million, respectively, over the corresponding periods in the prior fiscal year as a result of higher compensation costs associated with increasing revenues and orders and additional bad debt reserves in the Company's European operations incurred in the second quarter of fiscal 1999.

    Research and development expenditures, net of software capitalization, totaled $4.5 and $4.0 million in the second quarter of fiscal 1999 and 1998, respectively. The increase in the second quarter of fiscal 1999 compared to fiscal 1998 is due to increased spending in RTP to support product growth. Capitalized software costs were $2.1 million in both the second quarters of fiscal 1999 and 1998. For the first six months of fiscal 1999 and 1998, research and development expenditures, net of software capitalization, were $8.8 million and $9.3 million in fiscal 1999 and 1998, respectively. Expenses for research and development before capitalized software costs increased $1.0 million for the first six months of fiscal 1999 when compared to 1998 due to increased product development activities for RTP. Capitalized software costs were $5.1 and $3.6 million for the first six months of fiscal 1999 and 1998, respectively.

    General and administrative expenses for the three and six-month periods ended April 4, 1999 increased $10.4 and $14.2 million over the corresponding periods in the prior fiscal year primarily as a result of an increase in bad debt reserves of $4.4 million in the second quarter following a review of all receivables on the Company's books (other than Latin American receiveables, a review of which is continuing, see Note 16 "South American Operations"), but also due to an increase in expenses payable to outside legal, accounting and other service providers, an overall increase in infrastructure costs and an increase in expense accruals.

    Goodwill amortization decreased slightly in the three and six-month periods of fiscal 1999 compared to the corresponding periods of fiscal 1998 due to termination of the ADAC Radiology Services amortization partially offset by goodwill amortization generated from the acquisition of ONES in January, 1998.

    The Company took restructuring charges in the first and second quarters of fiscal 1999 of $2.5 and $0.8 million, respectively. See Note 12 "Fiscal 1998 Non-ordinary Items" of the Notes to Condensed Consolidated Financial Statements.

    Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, increased as a percentage of revenue for the three and six-month periods ended April 4, 1999 when compared to corresponding periods in the prior fiscal year, primarily from foreign currency losses during the second quarter of fiscal 1999 related to the Company's European operations.

INCOME TAXES:

    The provision (benefit) for income taxes for each of the three- and six-month periods ended April 4, 1999 and March 29, 1998 are based on the estimated effective income tax rates for the fiscal years ending October 3, 1999 and September 27, 1998 of 26% and 39.0%, respectively. The effective tax rate for fiscal 1999 was adjusted in the second quarter from 38% to 26%, resulting in an effective tax benefit for the second quarter of 29%. The principal reason for the difference between the statutory tax rate of 35% and the effective tax rate of 26% is the expiration of tax credits and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes its available cash resources, generated primarily from its credit lines, will provide adequate funds to finance the Company's operations in fiscal 1999. If necessary, the Company will seek to increase its credit line to support the Company's future growth. There can be no assurance that credit lines sufficient to satisfy the Company's cash requirements will be available if needed.

    The Company's ratio of current assets to current liabilities at April 4, 1999 was 1.3 to one, while working capital at April 4, 1999 decreased $28.2 million to $32.7 million from $60.9 million at September 27, 1998. This decrease was primarily due to the increases in notes payable to banks, deferred revenues, and customer deposits and advanced billings of $15.7, $7.0 and $5.9 million, respectively, and decreases in inventories and cash of $24.3 and $3.4 million, respectively, partially offset by a $29.6 million increase in accounts receivable, net. Notes payable to banks increased to meet the Company's operating needs for cash. Deferred revenues, and customer deposits and advanced billings increased due to the Company's more stringent revenue recognition policy requiring up-front customer deposits with orders. Inventories decreased primarily from the charges in the second quarter of fiscal 1999 of $11.2 million and a work-down of finished goods inventory. Accounts receivable, net, increased due to a decrease in accounts receivable sold, increased sales for the first six-months of fiscal 1999 and a lengthening of customer payment terms to meet competitive conditions. This was partially offset by the increase in accounts receivable reserve. The Company's ratio of current assets to current liabilities at March 29, 1998 was 1.4 to one, while working capital at March 29, 1998 decreased $3.6 million to $37.2 million from $40.8 million at September 28, 1997.

    The primary uses of cash in operations for the first six months of fiscal 1999 were increases of $39.3 and $6.0 million in accounts receivable and deferred income taxes, partially offset by a decrease of $16.5 million in inventories and increases of $7.0 and $5.9 million in deferred revenues and customer deposits and advanced billings. The deferred income tax asset increased due to the net loss for the six-month period ended April 4, 1999. The primary uses of cash in operations for the first six months of fiscal 1998 was a $9.9 million increase in accounts receivable and a $15.5 million increase in inventory.

    Cash of $12.2 million was used for investing activities in the first six months of fiscal 1999. This activity consisted primarily of $8.0 and $3.9 million for capital equipment expenditures and an increase in other assets, respectively. Capital expenditures were primarily for computer equipment to support new enterprise software being installed for the sales and service groups, and the addition of internal use engineering and sales demo equipment. The increase in other assets is primarily from the capitalization of development costs related to software products. Cash of $11.4 million was used for investing activities in the first six months of fiscal 1998. This activity consisted principally of the acquisitions of CT Solutions and ONES.

    Financing activities provided $19.3 million of cash in the first six months of fiscal 1999. This was attributable to $15.7 million of increased borrowings to meet operational needs and $3.6 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans. Financing activities provided $11.4 million of cash in the first six months of fiscal 1998. This was primarily attributable to $6.5 million of increased borrowings for the purchase of CT Solutions and ONES and $4.9 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans.

    The Company presently has a $75 million revolving credit facility with a bank syndicate. In February 1999, the Company delayed delivering financial statements and related information to its banks in connection with the restatement occurring at that time. This constituted a default under the facility. In May 1999, the Company again delayed delivering financial statements and related information to its banks in connection with the delayed public release of second quarter financials for fiscal 1999. This also constituted a default under the facility. As anticipated in both cases, the banks waived the defaults and consented to an extension of time required to provide the information. The Company has since delivered all required information within the time required by the banks. In addition, the results of the Company's operations in the first and second quarters caused the Company to be out of compliance with all financial covenants in the facility, which defaults have been waived through the end of the second fiscal quarter. It is likely that the results of the Company's third fiscal quarter also will not comply with these covenants. The Company will seek a further waiver of the covenants for this period, although there can be no assurance that such a waiver will be available.

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

SOUTH AMERICAN OPERATIONS

    A significant number of the Company's customers in the Company's principal South American markets of Brazil, Argentina and Columbia are significantly delinquent in making their periodic payments due under the terms of sales previously made to them, many of which were supported by financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions, currency devaluations and currency controls in those markets and ineffective monitoring of delinquencies and collection efforts by the Company each may have contributed to the delay in collections. The Company is currently undertaking renewed collection efforts and a complete evaluation of each receivable balance and recourse obligation to determine what reserves should be provided; it cannot, however, make a reasonable estimate until this process is complete. The Company is dedicating significant resources and working towards completing its investigation and reporting the results as soon as possible. The Company's receivables and recourse obligations for South America at March 31, 1999 totals approximately $15 million against which the Company has reserves of $1.1 million. Any additional reserve requirement that may result from this review could potentially be charged to the current or previously reported periods depending on determination of the circumstances that existed in those periods with respect to the collectibility of the receivables and the Company's obligations under the recourse provisions.

BUSINESS CONSIDERATIONS

    From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements, including the forward looking statements contained in this Form 10-Q, are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. These forward looking statements include statements concerning the Company's future bookings, revenue, expenses and earnings, the establishment of additional reserves and the taking of Non-ordinary charges. Factors that could cause actual results to differ materially from those contained in such forward-looking statements include, but are not limited to, the existence of significant competition in each of the business segments in which the Company conducts business; the impact of Year 2000 on the Company's results; the Company's dependence on successfully developing, introducing and commercializing new products and developing enhancements to existing products; the collectibility of the Company's receivables, changes to the Company's operating structure and charges and dislocations that may result therefrom; the impact of international economic conditions on the Company's business; and a number of factors that can introduce variability in the Company's operating results, including the timing of product orders, shipments, and installations. Further information on these and other factors is found below. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such statements.

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

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

    ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as Forte, MCDPET, MCD/ ACPET and ENVOI in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

FUTURE OPERATING RESULTS

    The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue. The Company has accounts receivable due from customers in Latin America. Recent changes in economic conditions in that region, including the devaluation of Brazilian currency, may adversely affect the Company's ability to collect these accounts receivable. If the Company were unable to collect a substantial majority of these accounts receivable, the Company's results of operations for a quarterly period could be adversely affected.

MATERIAL WEAKNESSES IN INTERNAL CONTROLS

    After completion of their audit of the results of the Company's 1998 fiscal year, the Company's independent accountants reported to the Company's audit committee that they had found material weaknesses in the Company's internal accounting controls. Following receipt of this report, the Company retained a nationally recognized accounting firm other than its independent auditors to review its controls. The Company has further engaged this firm to recommend to the Company suggested improvements in these controls and to assist the Company in implementing them. The Company believes that it has already taken steps to remedy certain weaknesses in its control functions, and that improvements already in place, coupled with improvements the Company plans to make in the near future, should substantially improve the timeliness and accuracy of the Company's internal financial reporting and monitoring functions.

RISKS RELATED TO ACQUISITIONS

    In the past two years, the Company has acquired a number of small businesses, and anticipates that it may continue to acquire businesses whose products and services complement the Company's businesses. Acquisitions involve numerous risks, including, among other things, difficulties in successfully integrating the businesses (including products and services, as well as sales and marketing efforts), failure to retain existing customers or attract new customers to the acquired business operations, failure to retain key technical and management personnel, coordinating geographically separated organizations, and diversion of ADAC management attention. These risks, as well as liabilities of any acquired business (whether known or unknown at the time of acquisition), could have a material adverse effect on the results of operations and financial condition of the Company, including adverse short-term effects on its reported operating results. The Company seeks to mitigate these risks by taking reserves when appropriate in connection with these acquisitions. In addition, the Company has in the past and may in the future issue stock as consideration for acquisitions. Future sales of shares of the Company's stock issued in such acquisitions could adversely affect or cause fluctuations in the market price of the Company's Common Stock.

YEAR 2000 COMPLIANCE

    The following statements are a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems, for Year 2000 compliance. Although management is continuing to assess the expense associated with internal Year 2000 compliance, the Company does not believe such compliance will have a material adverse effect on the Company's results of operations or financial condition.

    The Company has completed an assessment and analysis of its internal information technology systems, software and manufacturing equipment. The Company has implemented the majority of system changes needed to correct its internal Year 2000 issues. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's results of operations.

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

    The Company will sell, or provide under warranty or service contracts, software license upgrades to update the majority of its installed base to make the products Year 2000 compliant, and anticipates completing development of such upgrades in 1999. For older equipment which the Company no longer manufactures, the Company will sell hardware upgrades to its customers which will address the Year 2000 compliance where possible. The Company is contacting by mail customers which require computer hardware upgrades, and is also posting information relating to Year 2000 compliance for its products on the Company's website as described above.

    The Company is gathering information from its suppliers and vendors to determine the extent to which the Company's capabilities are vulnerable to failure by those third parties to remedy their own Year 2000 issues. The Company is currently receiving responses to those inquiries and anticipates that the analysis of this information will be completed by the end of 1999. The Company will proceed with further analysis or testing of its vendors' systems as needed. However, there is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company.

    The Company is in the process of developing a contingency plan. This plan is expected to be in place in late 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse effect on the Company.

    The Company currently estimates that total Year 2000 costs will be approximately $1.2 million, of which $0.5 million has already been incurred. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on current assessments of the ongoing activities described above, and are subject to changes as the Company continuously monitors these activities. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the costs of such modifications will have a material adverse effect on the Company's operating results; however, the Company's expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary as a result of number of factors, including those described herein. There can be no assurance that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its 1998 Annual Meeting of Shareholders on May 6, 1999 (the "Annual Meeting").

    (b) At the Annual Meeting, the following directors were duly elected:
       Stanley D. Czerwinski, R. Andrew Eckert, Graham O. King, David L. Lowe,
       F. David Rollo, and Edmund H. Shea Jr.

    (c) At the Annual Meeting, the following votes were cast for each of the items voted upon at the meeting:

       1)  Election of Directors:

                                                               IN FAVOR    WITHHELD
                                                             ------------  ---------
Stanley D. Czerwinski......................................    17,598,106    312,478
R. Andrew Eckert...........................................    17,625,665    284,919
Graham O. King.............................................    17,639,546    271,038
David L. Lowe..............................................    17,633,180    277,404
F. David Rollo.............................................    17,634,163    276,421
Edmund H. Shea, Jr.........................................    17,600,859    309,725

       2) Proposal to approve the 1999 Long-Term Incentive Plan and reserve 920,000 shares of stock for issuance there under, subject to additional shareholder approval: FOR--8,622,925; AGAINST--5,526,619; ABSTAIN--496,399; and BROKER NON-VOTES--3,264,641.

       3) Proposal to approve an amendment to the Company's 1999 Long-Term Incentive Plan to increase shares reserved for issuance on an annual basis: FOR--4,460,805; AGAINST-- 9,611,027; ABSTAIN--574,111; and
           BROKER NON-VOTES--3,264,641.

       4) Proposal to approve an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the shares authorized thereunder by 100,000: FOR--12,777,928; AGAINST-- 1,319,430; ABSTAIN--481,655; and
           BROKER NON-VOTES--3,331,571.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

      10.23  1999 Long-Term Incentive Plan

      10.24  Amendment No. 3 to Employee Stock Purchase Plan (1994)

      27     Financial Data Schedule

    (b) Form 8-K Reports:

       None filed during the fiscal quarter described in this Report on Form
       10-Q.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 1, 1999              ADAC LABORATORIES
                                (Registrant)

                                By:             /s/ R. ANDREW ECKERT
                                     -----------------------------------------
                                                  R. Andrew Eckert
                                      CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF
                                               THE BOARD OF DIRECTORS

                                 EXHIBIT INDEX

      10.23  1999 Long-Term Incentive Plan

      10.24  Amendment No. 3 to Employee Stock Purchase Plan (1994)

      27     Financial Data Schedule