Form 10-Q
period 1999-07-04
ADAC LABORATORIES
filed 1999-08-18
CIK 313798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-9428

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    As of July 31, 1999, Registrant had outstanding 20,541,791 shares of Common Stock, no par value.

(This document contains a total of 28 pages)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ADAC LABORATORIES
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                                             PAGE
                                                                                                           ---------
Part I.          Financial Information

  Item 1.        Financial Statements

                 Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month
                   Periods Ended July 4, 1999 and June 28, 1998..........................................      3

                 Condensed Consolidated Balance Sheets at July 4, 1999 and September 27, 1998............      4

                 Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended July 4,
                   1999 and June 28, 1998................................................................      5

                 Notes to Condensed Consolidated Financial Statements....................................    6-12

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...
                                                                                                             13-25

Part II.         Other Information

  Item 5.        Other Information.......................................................................     26

  Item 6.        Exhibits and Reports on Form 8-K........................................................     26

                 Signatures..............................................................................     27

                 Exhibit Index...........................................................................     28

                 27  Financial Data Schedule

                         PART I--FINANCIAL INFORMATION
                               ADAC LABORATORIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         ---------------------  ----------------------
                                                          JULY 4,    JUNE 28,    JULY 4,     JUNE 28,
                                                            1999       1998        1999        1998
                                                         ----------  ---------  ----------  ----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Product..............................................  $   50,400  $  49,472  $  184,826  $  151,292
  Service..............................................      25,220     20,284      72,466      60,424
                                                         ----------  ---------  ----------  ----------
                                                             75,620     69,756     257,292     211,716
                                                         ----------  ---------  ----------  ----------
COST OF REVENUES:
  Product..............................................      37,942     25,986     132,724      82,136
  Service..............................................      16,606     14,402      51,435      40,098
  Discontinued product.................................          --         --          --      14,494
                                                         ----------  ---------  ----------  ----------
                                                             54,548     40,388     184,159     136,728
                                                         ----------  ---------  ----------  ----------
GROSS PROFIT...........................................      21,072     29,368      73,133      74,988

OPERATING EXPENSES:
  Marketing and sales..................................      15,200     12,289      49,801      35,762
  Research and development.............................       4,546      3,669      13,390      12,950
  General and administrative...........................      16,584      5,698      40,811      15,758
  Goodwill amortization................................         507        588       1,497       1,625
  Restructuring charges................................         474         --       3,774          --
                                                         ----------  ---------  ----------  ----------
                                                             37,311     22,244     109,273      66,095
                                                         ----------  ---------  ----------  ----------
OPERATING INCOME (LOSS)................................     (16,239)     7,124     (36,140)      8,893

Interest and other expense, net........................         549      1,579       3,530       3,507
                                                         ----------  ---------  ----------  ----------
INCOME (LOSS) BEFORE (BENEFIT) PROVISION FOR INCOME
  TAXES................................................     (16,788)     5,545     (39,670)      5,386

Provision (benefit) for income taxes...................      (3,574)     2,163      (9,521)      2,101
                                                         ----------  ---------  ----------  ----------
NET INCOME (LOSS)......................................  $  (13,214) $   3,382  $  (30,149) $    3,285
                                                         ----------  ---------  ----------  ----------
                                                         ----------  ---------  ----------  ----------
NET INCOME (LOSS) PER SHARE
      Basic............................................  $     (.64) $     .17  $    (1.47) $      .17
                                                         ----------  ---------  ----------  ----------
                                                         ----------  ---------  ----------  ----------
      Diluted..........................................  $     (.64) $     .17  $    (1.47) $      .16
                                                         ----------  ---------  ----------  ----------
                                                         ----------  ---------  ----------  ----------
NUMBER OF SHARES USED IN PER SHARE CALCULATIONS
      Basic............................................      20,504     19,681      20,443      19,291
                                                         ----------  ---------  ----------  ----------
                                                         ----------  ---------  ----------  ----------
      Diluted..........................................      20,504     20,443      20,443      20,184
                                                         ----------  ---------  ----------  ----------
                                                         ----------  ---------  ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JULY 4, 1999        SEPTEMBER 27, 1998
                                                                        -------------------   ---------------------
                                                                            (UNAUDITED)
                                                                                  (AMOUNTS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................       $   4,867               $   4,869
  Trade receivables, net of allowance for returns and doubtful
    accounts of $11,361 in 1999 and $2,319 in 1998....................          77,449                  55,316
  Tax and other receivables...........................................           2,701                   7,294
  Inventories, net....................................................          43,122                  78,311
  Prepaid expenses and other current assets...........................           5,616                   4,928
                                                                              --------                --------
TOTAL CURRENT ASSETS..................................................         133,755                 150,718
  Service parts, net..................................................          19,157                  18,063
  Fixed assets, net...................................................          16,552                  11,007
  Capitalized software, net...........................................          16,575                  11,770
  Intangibles, net....................................................          25,895                  25,336
  Deferred income taxes...............................................          33,687                  24,167
  Other assets, net...................................................           1,061                   2,748
                                                                              --------                --------
  TOTAL ASSETS........................................................       $ 246,682               $ 243,809
                                                                              --------                --------
                                                                              --------                --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks..............................................       $  47,695               $  23,396
  Accounts payable....................................................          12,072                  22,887
  Deferred revenues...................................................          18,273                  11,591
  Customer deposits and advanced billings.............................           4,066                   2,004
  Accrued compensation................................................          11,566                   8,903
  Warranty and installation...........................................           6,171                   6,595
  Other accrued liabilities...........................................          20,146                  14,423
                                                                              --------                --------
TOTAL CURRENT LIABILITIES.............................................         119,989                  89,799
Non-current deferred income taxes.....................................          13,988                  14,026
Non-current liabilities and deferred credits..........................           3,161                   3,082
                                                                              --------                --------
  Total Liabilities...................................................         137,138                 106,907
                                                                              --------                --------
                                                                              --------                --------
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 20,529 shares at July 4, 1999
  and 20,253 shares at September 27, 1998.............................         153,743                 149,599
  Accumulated deficit.................................................         (40,415)                (10,266)
  Translation adjustment..............................................          (3,784)                 (2,431)
                                                                              --------                --------
  TOTAL SHAREHOLDERS' EQUITY..........................................         109,544                 136,902
                                                                              --------                --------
                                                                              --------                --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 246,682               $ 243,809
                                                                              --------                --------
                                                                              --------                --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                        ----------------------------
                                                                        JULY 4, 1999   JUNE 28, 1998
                                                                        ------------   -------------
                                                                           (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................................    $(30,149)      $  3,285
Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
  Depreciation and amortization.......................................      10,592          8,751
  Provision for product returns and doubtful accounts.................      15,247          3,827
  Deferred income taxes...............................................      (9,558)        (1,871)
  Inventory allowance.................................................      11,006         (1,238)
  Discontinued products...............................................          --         14,494
  Restructuring charges...............................................       3,774             --

  Changes in assets and liabilities:
    Trade receivables.................................................     (37,380)       (10,499)
    Tax and other receivables.........................................       4,593             --
    Inventories.......................................................      24,183        (24,508)
    Prepaid expenses and other current assets.........................        (688)          (234)
    Service parts.....................................................      (2,288)        (1,999)
    Accounts payable..................................................     (10,815)         7,639
    Deferred revenues.................................................       6,682         (2,747)
    Customer deposits and advance billings............................       2,062            736
    Accrued compensation..............................................       2,663          2,114
    Warranty and other accrued liabilities............................       1,525          1,544
    Non-current liabilities and deferred credits......................          80            193
                                                                        ------------   -------------
Cash used in operating activities.....................................      (8,471)          (513)
                                                                        ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................      (9,815)        (3,748)
  Increase in other assets............................................      (5,910)        (4,655)
  Intangibles.........................................................      (2,895)        (7,273)
  Acquisition of assets, net..........................................          --            807
                                                                        ------------   -------------
Cash used in investing activities.....................................     (18,620)       (14,869)
                                                                        ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under short term debt arrangements, net..................      24,299          9,451
  Proceeds from issuance of common stock, net.........................       4,144         10,776
                                                                        ------------   -------------
Cash provided by financing activities.................................      28,443         20,227
                                                                        ------------   -------------
Effect of exchange rates on cash......................................      (1,354)          (904)
                                                                        ------------   -------------
Net increase (decrease) in cash and cash equivalents..................          (2)         3,941
Cash and cash equivalents, at beginning of the period.................       4,869          5,088
                                                                        ------------   -------------
Cash and cash equivalents, at end of the period.......................    $  4,867       $  9,029
                                                                        ------------   -------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid.......................................................    $  3,535       $  3,160
  Income taxes paid...................................................    $    445       $  5,046

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine-month periods ended July 4, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

2.  NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share
(EPS) for the three and nine-month periods ended July 4, 1999 and June 28, 1998 are as follows:

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        ----------------------------   ----------------------------
                                                                        JULY 4, 1999   JUNE 28, 1998   JULY 4, 1999   JUNE 28, 1998
                                                                        ------------   -------------   ------------   -------------
                                                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Basic EPS: Net Income (Loss)..........................................    $(13,214)       $ 3,382        $(30,149)       $ 3,285
Denominator: Weighted Average Common Shares Outstanding...............      20,504         19,681          20,443         19,291
Basic EPS.............................................................    $   (.64)       $   .17        $  (1.47)       $   .17
                                                                        ------------   -------------   ------------   -------------
                                                                        ------------   -------------   ------------   -------------

Diluted EPS: Net Income (Loss)........................................    $(13,214)       $ 3,382        $(30,149)       $ 3,285
Denominator: Weighted Average Common Shares Outstanding...............      20,504         19,681          20,443         19,291
Options...............................................................          --            762              --            893
                                                                        ------------   -------------   ------------   -------------
Total Shares..........................................................      20,504         20,443          20,443         20,184
Diluted EPS...........................................................    $   (.64)       $   .17        $  (1.47)       $   .16
                                                                        ------------   -------------   ------------   -------------
                                                                        ------------   -------------   ------------   -------------

    If the Company had net income in the three and nine-month periods ended July 4, 1999, the total diluted shares would have included options of 36,000 and 286,000, respectively.

3.  DEPRECIATION AND AMORTIZATION

    Depreciation and amortization was approximately $2.9 million and $2.5 million for the three-month periods ended July 4, 1999 and June 28, 1998, respectively.

                               ADAC LABORATORIES

                                  (UNAUDITED)

4.  INVENTORIES

                                                                                JULY 4,    SEPTEMBER 27,
                                                                                 1999          1998
                                                                              -----------  -------------
                                                                                  (DOLLAR AMOUNTS IN
                                                                                      THOUSANDS)
Inventories consist of:
Purchased parts and sub-assemblies..........................................   $  19,884    $    17,452
Work in process.............................................................       8,085          5,713
Finished goods..............................................................      27,623         59,217
                                                                              -----------  -------------
                                                                                  55,592         82,382
Less reserves...............................................................     (12,470)        (4,071)
                                                                              -----------  -------------
                                                                               $  43,122    $    78,311
                                                                              -----------  -------------
                                                                              -----------  -------------

5.  SERVICE PARTS

                                                                                JULY 4,    SEPTEMBER 27,
                                                                                 1999          1998
                                                                              -----------  -------------
                                                                                  (DOLLAR AMOUNTS IN
                                                                                      THOUSANDS)
Service parts consist of:
Field service parts, at cost................................................   $  28,614    $    26,327
Less accumulated depreciation...............................................      (9,457)        (8,264)
                                                                              -----------  -------------
                                                                               $  19,157    $    18,063
                                                                              -----------  -------------
                                                                              -----------  -------------

6.  FIXED ASSETS

                                                                                JULY 4,    SEPTEMBER 27,
                                                                                 1999          1998
                                                                              -----------  -------------
                                                                                  (DOLLAR AMOUNTS IN
                                                                                      THOUSANDS)
Fixed assets, at cost, consist of:
Production and test equipment...............................................   $   4,410    $     4,351
Field service equipment.....................................................       1,082          1,168
Office and demonstration equipment..........................................      23,855         14,401
Leasehold improvements......................................................       1,650          1,261
                                                                              -----------  -------------
                                                                                  30,997         21,181
Less accumulated depreciation and amortization..............................     (14,445)       (10,174)
                                                                              -----------  -------------
                                                                               $  16,552    $    11,007
                                                                              -----------  -------------
                                                                              -----------  -------------

                               ADAC LABORATORIES

                                  (UNAUDITED)

7.  INTANGIBLES

                                                                        JULY 4, 1999   SEPTEMBER 27, 1998
                                                                        ------------   ------------------
                                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Intangibles consist of:
Goodwill..............................................................    $ 21,803          $ 21,849
Acquired technology...................................................       8,867             8,984
Product development program...........................................       2,693                --
Other.................................................................         841               510
                                                                        ------------        --------
                                                                            34,204            31,343
Less accumulated amortization.........................................      (8,309)           (6,007)
                                                                        ------------        --------
                                                                          $ 25,895          $ 25,336
                                                                        ------------        --------
                                                                        ------------        --------

8.  OTHER ACCRUED LIABILITIES

                                                                        JULY 4, 1999   SEPTEMBER 27, 1998
                                                                        ------------   ------------------
                                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Other accrued liabilities consist of:
South American recourse obligations...................................    $ 3,810           $    --
Accrued cost of revenue...............................................      4,059             3,354
Accrued restructuring.................................................      2,195                --
Customer advances.....................................................      1,822             2,775
Accrued legal and accounting..........................................        929               194
Accrued royalties.....................................................      1,402               956
Other accrued expenses................................................      5,929             7,144
                                                                        ------------        -------
                                                                          $20,146           $14,423
                                                                        ------------        -------
                                                                        ------------        -------

    On September 27, 1998, the Company concluded a comprehensive review of its international operations and decided to restructure its European and Latin American businesses. As a result, the Company took charges in the fiscal first and second quarters of 1999 of $2.5 and $0.8 million, respectively. In the third quarter of fiscal 1999, the Company also decided to restructure its ADAC Medical Technologies ("AMT") business and took a charge of $0.5 million, see Note 13 "Fiscal 1999--Non-Ordinary Charges and Expenses". The restructuring costs were comprised of $2.4 million for severance expenses, $0.8 million for legal and consulting costs, and $0.6 million for other costs associated with the restructuring. As of July 4, 1999 $2.2 million remained in the accrual for restructuring costs comprised of $1.8 million for severance expenses, and $0.4 million for other costs associated with the restructuring. The Company currently anticipates that these restructuring costs will be paid over the next two quarters.

9.  CREDIT AND BORROWING ARRANGEMENTS

    The Company has a $75.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires March 29, 2002. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the

                               ADAC LABORATORIES

                                  (UNAUDITED)

9. CREDIT AND BORROWING ARRANGEMENTS (CONTINUED) bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. At July 4, 1999, the Company had $27.4 million available for borrowing under this facility. In February 1999, the Company delayed delivering financial statements and related information to its banks in connection with the restatement occurring at that time. This constituted a default under the facility. In May 1999, the Company again delayed delivering financial statements and related information to its banks in connection with the delayed public release of second quarter financials for fiscal 1999. This also constituted a default under the facility. In both cases, the banks waived the defaults and consented to an extension of time required to provide the information. The Company has since delivered all required information within the time required by the banks. In addition, the results of the Company's operations in the first, second and third quarters of fiscal 1999 caused the Company to be out of compliance with all financial covenants in the facility. The banks waived the defaults for the first and second quarters of fiscal 1999. The Company is currently negotiating an amendment to the facility, which will include an upward revision of the commitment fees to a range of .25% to .75% of unused commitment, an upward revision of Libor plus rates to a range of 1.0% to 2.5%, a waiver of the Company's covenants of default in the third quarter of fiscal 1999, and modified financial covenants more reflective of the Company's recent financial performance. The Company has reached verbal agreement with the bank syndicate on the principal terms and conditions of the amendment. The Company expects that the written amendment will be completed and executed prior to August 31, 1999. However, there can be no assurance that such an amendment will be completed. Failure to secure this amendment to the facility could have a material adverse effect on the Company.

10.  LITIGATION

    Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions name as defendants the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws in connection with the restatement of the Company's financial statements and seek unspecified but potentially significant damages. In April 1999, these actions were ordered consolidated and, in July 1999, the plaintiffs filed a consolidated amended complaint. The Company intends to contest this action vigorously. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period. The Company is also a defendant in various legal proceedings incidental to its business.

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. However, no assurances can be given that an adverse outcome would not have a material adverse effect.

11.  INCOME TAXES

    The Company uses the deferral method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    The provision (benefit) for income taxes for each of the three and nine-month periods ended July 4, 1999 and June 28, 1998 are based on the estimated effective income tax rates for the fiscal years ending

                               ADAC LABORATORIES

                                  (UNAUDITED)

11.  INCOME TAXES (CONTINUED)
October 3, 1999 and September 27, 1998 of 24% and 39.0%, respectively. The effective tax rate for fiscal 1999 was adjusted in the second quarter from 38% to 26% and in the third quarter from 26% to 24%, resulting in an effective tax benefit for the third quarter of 21%. The principal reasons for the difference between the statutory tax rate of 35% and the effective tax rate of 24% are the expiration of tax credits, permanent differences and state income taxes.

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

    The Company's decision to discontinue LabStat resulted in a non-ordinary discontinued product charge of $11.6 million. The charge was a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat became impaired as a result of the Company's decision. The discontinued product charge consisted principally of non-cash charges, including the write off of $4.9 million of capitalized software, $4.7 million of deferred product costs, $0.9 million of fixed assets that were specifically utilized in the LabStat product, $1.0 million in legal and other expenses that were accrued as part of the write-off and $0.1 million in receivables.

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

13.  FISCAL 1999--NON-ORDINARY CHARGES AND EXPENSES

    A significant number of the Company's customers in its South American markets of Brazil, Argentina and Columbia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, have all contributed to delays in the collection of accounts receivable from customers in these markets. The Company has recently undertaken renewed collection efforts and, during the quarter ended July 4, 1999, completed an evaluation of each receivable balance and recourse obligation to determine what reserves for collectibility should be provided for these customers. As a result of this evaluation, the Company has revised its estimate of the recoverability of its South American receivables and recourse obligations and provided additional reserves of $7.1 million during the quarter ended July 4, 1999, resulting in total reserves of $8.2 million against total gross receivables and recourse obligations for South America of approximately $12.9 million. While the Company is continuing to dedicate significant resources towards its collection efforts and believes these reserves are adequate at the present time, no assurances can be given that additional reserves will not be required in the future.

                               ADAC LABORATORIES

                                  (UNAUDITED)

13.  FISCAL 1999--NON-ORDINARY CHARGES AND EXPENSES (CONTINUED)
    In the third quarter of fiscal 1999, the Company also decided to close its AMT refurbishing facility in Washington, Missouri, and relocate the business to Milpitas, California. Also in the third quarter of fiscal 1999, the Company decided to discontinue refurbishment of a number of lines of older nuclear medicine equipment, the demand for which was declining. These decisions as well as existing market conditions, rendered obsolete substantial inventories of equipment and parts, resulting in a non-ordinary charge of $2.4 million in the third quarter of fiscal 1999.

    During fiscal 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and weaknesses in its internal controls and the assessment of its business units. As part of this focus and assessment, and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of the recoverability of the Company's inventory to reflect its lower build plans and consequently increased levels of potentially excess and obsolete inventory, the collectibility of receivables, and the value of certain other assets carried on the Company's books. The Company's financial statements for the second quarter of fiscal 1999 and the nine months ended July 4, 1999 include the following adjustments and charges based on changes in estimates and revaluation's resulting from this process.

Inventories
  Nuclear inventory obsolescence...................................  $   5,653
  AMT inventory reduced to market value............................        415
  ARS inventory obsolescence.......................................        877
  HCIS inventory obsolescence......................................        200
  Offsite inventory obsolescence...................................        746
  Engineering obsolescence.........................................      1,468
  European inventory write-off.....................................      1,073
  Excess consumable spares write-off...............................        788
                                                                     ---------
                                                                        11,220
Increase in receivable reserves....................................      5,960
                                                                     ---------
                                                                     $  17,180
                                                                     ---------
                                                                     ---------

    These adjustments and charges are reflected in the statement of operations as additional cost of revenues and as operating expenses for the second quarter of fiscal 1999 and the nine-month period ending July 4, 1999 and also impact the Company's balance sheet.

    The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and has retained a nationally recognized accounting firm as a consultant. That firm has developed a number of recommendations and has been retained to assist the Company in implementing them. Among other things, the Company is attempting to integrate more closely its inventory procurement

                               ADAC LABORATORIES

                                  (UNAUDITED)

13. FISCAL 1999--NON-ORDINARY CHARGES AND EXPENSES (CONTINUED) procedures with the process of developing and introducing new products in order to reduce the risk of substantial inventories being obsoleted by product introductions. Furthermore, with respect to receivables, the Company is improving its sales order and collection procedures related to field service sales and the sale of ancillary products which sales resulted in the majority of the additional receivables reserves added during the second quarter of fiscal 1999.

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

    In June 1998, Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001. Currently the Company does not hold any derivative instruments or engage in any hedging activities.

15.  COMPREHENSIVE INCOME (LOSS)

    Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company's accumulated other comprehensive income consists solely of translation adjustments. Comprehensive income (loss) and net income (loss) including comprehensive income (loss) for the three and nine-month periods ended July 4, 1999 and June 28, 1998 are as follows:

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        -----------------------  -----------------------
                                                                         JULY 4,     JUNE 28,     JULY 4,     JUNE 28,
                                                                           1999        1998         1999        1998
                                                                        ----------  -----------  ----------  -----------
                                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Net Income (loss).....................................................  $  (13,214)  $   3,382   $  (30,149)  $   3,285
Comprehensive (loss)..................................................         (94)       (280)      (1,029)       (551)
                                                                        ----------  -----------  ----------  -----------
Net Income (loss) including comprehensive income (loss)...............  $  (13,308)  $   3,102   $  (31,178)  $   2,734
                                                                        ----------  -----------  ----------  -----------
                                                                        ----------  -----------  ----------  -----------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and nine-month periods ended July 4, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

RESULTS OF OPERATIONS

THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 4, 1999 COMPARED TO THE
  THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 28, 1998

    Revenues for the third quarter of fiscal 1999 were $75.6 million, an increase of 8%, or $5.8 million, over the third quarter fiscal 1998 revenues of $69.8 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 75% and 72% of the Company's total revenues for the third quarter of fiscal 1999 and 1998, respectively. The Company's Software Business revenues represented approximately 25% and 28% of the Company's total revenues for the third quarter of fiscal 1999 and 1998, respectively.

    Revenues for the nine-month period ended July 4, 1999 were $257.3 million, an increase of 22%, or $45.6 million, over the $211.7 million for the same period in fiscal 1998. Gross profit for the first nine months of fiscal 1999 was $73.1 million, a 3% decrease from the $75.0 million generated in the same period in fiscal 1998, which included the $14.5 million discontinued product charge associated with the write-off of the LabStat and DSA assets in the first quarter of fiscal 1998.

NON-ORDINARY CHARGES AND EXPENSES

    A significant number of the Company's customers in its South American markets of Brazil, Argentina and Columbia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, have all contributed to delays in the collection of accounts receivable from customers in these markets. The Company has recently undertaken renewed collection efforts and, during the quarter ended July 4, 1999, completed an evaluation of each receivable balance and recourse obligation to determine what reserves for collectibility should be provided for these customers. As a result of this evaluation, the Company has revised its estimate of the recoverability of its South American receivables and recourse obligations and provided additional reserves of $7.1 million during the quarter ended July 4, 1999, resulting in total reserves of $8.2 million against total gross receivables and recourse obligations for South America of approximately $12.9 million. While the Company is continuing to dedicate significant resources towards its collection efforts and believes these reserves are adequate at the present time, no assurances can be given that additional reserves will not be required in the future.

    In the third quarter of fiscal 1999, the Company also decided to close its AMT refurbishing facility in Washington, Missouri, and relocate the business to Milpitas, California. Also in the third quarter of fiscal 1999, the Company decided to discontinue refurbishment of a number of lines of older nuclear medicine equipment, the demand for which was declining. These decisions as well as existing market conditions, rendered obsolete substantial inventories of equipment and parts, resulting in a non-ordinary charge of $2.4 million in the third quarter of fiscal 1999.

    During fiscal 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and weaknesses in its internal controls and the assessment of its business units. As part of this focus and assessment, and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of the recoverability of the Company's inventory to reflect its lower build plans and consequently increased levels of potentially excess and obsolete inventory, the collectibility of receivables, and the value of certain other assets carried on the Company's books. The Company's financial statements for the second quarter of fiscal 1999 and the nine months ended July 4, 1999 include the following adjustments and charges based on changes in estimates and revaluation's resulting from this process.

Inventories
  Nuclear inventory obsolescence...................................  $   5,653
  AMT inventory reduced to market value............................        415
  ARS inventory obsolescence.......................................        877
  HCIS inventory obsolescence......................................        200
  Offsite inventory obsolescence...................................        746
  Engineering obsolescence.........................................      1,468
  European inventory write-off.....................................      1,073
  Excess consumable spares write-off...............................        788
                                                                     ---------
                                                                        11,220
  Increase in receivable reserves..................................      5,960
                                                                     ---------
                                                                     $  17,180
                                                                     ---------
                                                                     ---------

    These adjustments and charges are reflected in the statement of operations as additional cost of revenues and as operating expenses for the second quarter of fiscal 1999 and the nine-month period ending July 4, 1999 and also impact the Company's balance sheet.

    The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and has retained a nationally recognized accounting firm as a consultant. That firm has developed a number of recommendations and has been retained to assist the Company in implementing them. Among other things, the Company is attempting to integrate more closely its inventory procurement procedures with the process of developing and introducing new products in order to reduce the risk of substantial inventories being obsoleted by product introductions. Furthermore, with respect to receivables, the Company is improving its sales order and collection procedures related to field service sales and the sale of ancillary products which sales resulted in the majority of the additional receivables reserves added during the second quarter of fiscal 1999.

MEDICAL SYSTEMS

    Medical Systems includes revenues from the sale of the Company's nuclear medicine and ADAC Medical Technologies (AMT) products, as well as customer service related to those products. Summary information related to Medical Systems' product and service revenues and gross profit margins for the three and nine-month periods ended July 4, 1999 compared to the corresponding periods in fiscal 1998 are as follows:

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           --------------------  ----------------------
                                                            JULY 4,   JUNE 28,    JULY 4,     JUNE 28,
                                                             1999       1998        1999        1998
                                                           ---------  ---------  ----------  ----------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product................................................  $  34,755  $  34,132  $  140,599  $  113,555
  Service................................................     21,558     16,240      60,985      48,087
                                                           ---------  ---------  ----------  ----------
    Total................................................  $  56,313  $  50,372  $  201,584  $  161,642
Geographical mix:
  North America..........................................       92.4%      86.0%       89.9%       82.4%
  Europe.................................................        6.9%      11.0%        5.9%       11.8%
  Latin America, Japan and Asia..........................        0.7%       3.0%        4.2%        5.8%

Gross margin after discontinued product charges in fiscal
  1998
  Product................................................       13.4%      43.2%       20.1%       40.1%
  Service................................................       31.3%      24.1%       24.4%       29.9%
                                                           ---------  ---------  ----------  ----------
    Total................................................       20.2%      37.0%       21.4%       37.0%

    Medical Systems' product revenues for the three and nine-month periods ended July 4, 1999 increased 2% and 24%, respectively, over the same period in fiscal 1998. The 24% increase for the nine-month period ended July 4, 1999 was driven by increased installations due to readiness of customers sites matched with the availability of cameras from the Company's work-down of finished goods inventory in the first two quarters of fiscal 1999. In the third quarter of fiscal 1999 revenue growth declined to 2% due to a slow down in installation caused by customer sites not being ready, increased competition in certain of the Company's markets, and customers deferring purchasing decisions due to their perceived Year 2000 risks. The Company anticipates this trend will continue throughout the balance of fiscal 1999. The proportion of the Company's revenues derived from North America increased because of the relative deterioration of economic and business conditions in Europe and Latin America, and because the Company was able to more quickly complete installations of ordered products in North America than in those other regions.

    Gross margins for Medical Systems products decreased 30% and 20% in the three and nine-month periods ended July 4, 1999, respectively, compared to the corresponding periods of the prior fiscal year. In the third fiscal quarter of fiscal 1999, the Company decided to discontinue refurbishment of a number of lines of older nuclear medicine equipment, the demand for which was declining. In connection with this decision the Company closed its refurbishing facility in Washington, Missouri in August of 1999, and relocated the business to Milpitas, California. This decision, combined with existing market conditions, rendered obsolete substantial inventories of equipment and parts, resulting in a charge of $2.4 million in the third quarter.

    The decline in gross margin for the nine-month period ended July 4, 1999 is attributable to adjustments and charges taken in the second quarter of fiscal 1999. Delays in customer orders coupled with increasing competition in certain of the Company's markets and new product introductions by the Company and competitors caused the Company to experience substantial obsolescence of inventories, which the Company wrote down by $5.7 million in the second quarter of fiscal 1999. In the Company's AMT equipment refurbishment business, the Company took a further charge of $3.3 million in the second quarter of fiscal 1999 because of a book to physical inventory adjustment as a result of a physical inventory. The adjustment resulted from poor inventory control systems. The Company also determined that certain materials that were being held for resale had become obsolete due to rapid changes in the demand for used and refurbished nuclear medicine cameras. This resulted in a charge of $0.4 million in the second quarter of fiscal 1999 to reduce the carrying value of materials held for resale. In addition, the Company also increased its reserve for engineering inventory from $0.8 million to $2.3 million in the second quarter of fiscal 1999, as a result of book to physical adjustments and obsolescence. See
Note 13 "Fiscal 1999-- Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements.

    Gross margins for the three and nine-month periods ended July 4, 1999 were also adversely effected by a smaller build plan for the second and third quarters of fiscal 1999, due to the Company's effort to reduce finished goods inventory. With fewer units manufactured the cost per unit increased. Gross margins were further adversely affected by competitive pricing pressures, transitions to new products and investments in infrastructure.

    Medical Systems service revenues for the three and nine-month periods ended July 4, 1999 increased 33% and 27%, respectively, over the same periods in fiscal 1998. The increases resulted from a higher number of customers under service contract. The third quarter of fiscal 1999 also included revenues from services provided to bring customer's equipment into Year 2000 compliance. Gross margins increased 7% for the three-month period ended July 4, 1999 compared to the same period in fiscal 1998, due to the high margins from the Year 2000 compliance services. Gross margins decreased 6% for the nine-month period ended July 4, 1999 compared to the same period of fiscal 1998. The principal reason for the decline was a second quarter of fiscal 1999 write-off of approximately $0.8 million of excess inventory of consumable spare parts held in the field. Margins also declined due to increased staffing and higher retrofit costs.

    The Company is in the process of reviewing the composition of its capitalized field service inventory and the estimated collective useful life of this asset. The Company will take a physical inventory of its spares early in the fourth quarter of fiscal 1999 which may result in a change to its safety stock levels and removal of obsolete and excess parts. The Company will continue to monitor recoverability of the collective asset under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

SOFTWARE BUSINESS

    ADAC's Software Business includes RTP and HCIS. RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3)-TM- radiation therapy planning system. HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took a one-time charge of $11.6 million to discontinue development and marketing of its LabStat product. See Note 12 "Fiscal 1998 Non-Ordinary Items" of the Notes to Condensed Consolidated Financial Statements. Summary information related to the Software Business product and service revenues and gross profit margins for the three and nine-month periods ended July 4, 1999 compared to the corresponding periods in fiscal 1998 are as follows:

                                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              --------------------  --------------------
                                                               JULY 4,   JUNE 28,    JULY 4,   JUNE 28,
                                                                1999       1998       1999       1998
                                                              ---------  ---------  ---------  ---------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product...................................................  $  15,645  $  15,340  $  44,227  $  37,737
  Service...................................................      3,662      4,044     11,481     12,337
                                                              ---------  ---------  ---------  ---------
    Total...................................................  $  19,307  $  19,384  $  55,708  $  50,074

Geographical mix:
  North America.............................................      93.6%      89.7%      92.8%      91.1%
  Europe....................................................       3.8%       6.5%       4.0%       6.9%
  Latin America, Japan and Asia.............................       2.6%       3.8%       3.2%       2.0%

Gross margin after discontinued product charges
  Product...................................................      49.9%      57.0%      53.9%      24.3%
  Service...................................................      50.9%      48.7%      53.6%      48.1%
                                                              ---------  ---------  ---------  ---------
    Total...................................................      50.1%      55.3%      53.8%      30.2%

    Software Business product revenues increased 2% and 17% for the three and nine-month periods ended July 4, 1999, respectively, over the same periods in fiscal 1998. The increase in the three-month period resulted primarily from additional sales of HCIS QuadRIS-TM- upgrades for Year 2000 compliance. This was partially offset by decreased RTP revenue in Europe due to the adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP 97-2"), "Software Revenue Recognition." The increase for the nine-month period is primarily driven by increased unit volume of the RTP Pinnacle product.

    Gross margins for the three and nine-months ended July 4, 1999 decreased 7% and 2%, respectively, from the corresponding periods in fiscal 1998 before discontinued product charges. The decrease in the three-months ended July 4, 1999 was due principally to RTP pricing pressures from increasing competition.

    Software Business service revenues decreased 9% and 7% for the three and nine-month periods ended July 4, 1999, respectively, from the corresponding periods in fiscal 1998 due principally to lower legacy HCIS laboratory service revenues. Service gross margins increased 2% and 6% for the three and nine-month periods ended July 4, 1999, respectively, from the corresponding periods in fiscal 1998 due to improved third party maintenance fees.

OPERATING AND OTHER EXPENSES:

    Summary information showing the Company's operating and other expenses as a percentage of revenue for the three and nine-month periods are as follows:

                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    ------------------------  ------------------------
                                                                      JULY 4,     JUNE 28,      JULY 4,     JUNE 28,
                                                                       1999         1998         1999         1998
                                                                    -----------  -----------  -----------  -----------
Operating costs and expenses:
  Marketing and sales.............................................        20.1%        17.6%        19.4%        16.9%
  Research and development, net of software capitalization........         6.0%         5.3%         5.2%         6.1%
  General and administrative......................................        21.9%         8.2%        15.8%         7.4%
  Goodwill amortization...........................................         0.7%         0.8%         0.6%         0.8%
  Restructuring charge............................................         0.6%          --          1.5%          --
                                                                           ---          ---          ---          ---
                                                                          49.3%        31.9%        42.5%        31.2%
                                                                           ---          ---          ---          ---
                                                                           ---          ---          ---          ---
  Interest and other expense, net.................................         0.7%         2.3%         1.4%         1.7%

    Marketing and sales expenses for the three and nine-month periods ended July 4, 1999 increased $2.9 and $14.0 million, respectively, over the corresponding periods in the prior fiscal year. This was a result of higher additional bad debt reserves for the Company's European operations, in the second quarter of fiscal 1999, and compensation costs associated with increasing revenues.

    Research and development expenses, net of software capitalization, for the three and nine-month periods ended July 4, 1999 increased $0.9 and $0.4 million, respectively, over the corresponding periods in the prior fiscal year as a result of increased spending in RTP to support product growth. These increases were partially offset by increases in the amounts of capitalized software costs. Capitalized software costs were $2.1 and $1.9 million, respectively in third quarters of fiscal 1999 and 1998. Capitalized software costs were $7.3 and $5.5 million for the first nine months of fiscal 1999 and 1998, respectively.

    General and administrative expenses for the three and nine-month periods ended July 4, 1999 increased $10.9 and $25.1 million over the corresponding periods in the prior fiscal year. In the third quarter of fiscal 1999, the Company revised its estimates of the recoverability of its South American receivables and provided additional reserves of $7.1 million. See Note 13 "Fiscal 1999--Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. In the second quarter of fiscal 1999, following a review of all receivables on the Company's books other than Latin American receivables, the Company increased its bad debt reserves by $4.4 million. In addition, increases in expenses payable to outside legal, accounting and other service providers, an overall increase in infrastructure costs and an increase in expense accruals have occurred in the three and nine-month periods ended July 4, 1999, when compared to the corresponding periods of the prior fiscal year.

    Goodwill amortization decreased slightly in the three and nine-month periods of fiscal 1999 compared to the corresponding periods of fiscal 1998 due to termination of the ADAC Radiology Services amortization partially offset by goodwill amortization generated from the acquisition of ONES in January, 1998.

    The Company took restructuring charges in the first, second and third quarters of fiscal 1999 of $2.5, $0.8 and $0.5 million, respectively, related to Europe, Latin America, and AMT operations. See Note 8 "Other Accrued Liabilities" of the Notes to Condensed Consolidated Financial Statements.

    Interest and other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, decreased as a percentage of revenue for the three and nine-month periods ended July 4, 1999 when compared to corresponding periods in the prior fiscal year, primarily from increased sales revenue and decreases in accounts receivable sold and foreign exchange losses.

INCOME TAXES:

    The provision (benefit) for income taxes for each of the three and nine-month periods ended July 4, 1999 and June 28, 1998 are based on the estimated effective income tax rates for the fiscal years ending October 3, 1999 and September 27, 1998 of 24% and 39.0%, respectively. The effective tax rate for fiscal 1999 was adjusted in the second quarter from 38% to 26%, and again in the third quarter from 26% to 24%, resulting in an effective tax benefit for the third quarter of 21%. The principal reasons for the difference between the statutory tax rate of 35% and the effective tax rate of 24% are the expiration of tax credits, permanent differences and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes its available cash resources, generated primarily from its credit lines, will provide adequate funds to finance the Company's operations in fiscal 1999, subject to execution of the amendment to its credit facility described below. If necessary, the Company will seek to increase its credit line to support the Company's future growth. There can be no assurance that credit lines sufficient to satisfy the Company's cash requirements will be available on terms acceptable to the Company, if at all.

    The Company's ratio of current assets to current liabilities at July 4, 1999 was 1.1 to one, while working capital at July 4, 1999 decreased $47.1 million to $13.8 million from $60.9 million at September 27, 1998. This decrease was primarily due to the increases in notes payable to banks, deferred revenues, and other accrued liabilities of $24.3, $6.7 and $5.7 million, respectively, and decreases in inventories, and tax and other receivables of $35.2 and $4.6 million, respectively. The decrease in working capital was offset by a $22.1 million increase in accounts receivable, net, and a $10.8 million decrease in accounts payable. Notes payable to banks increased to meet the Company's operating needs for cash. Deferred revenues increased due to the Company's more stringent revenue recognition policy requiring up-front customer deposits with orders. Other accrued liabilities increased from South American recourse obligations. Inventories decreased primarily from the charges in the second quarter of fiscal 1999 of $11.2 million and a work-down of finished goods inventory. Tax and other receivables decreased as the Company received income tax refunds. Accounts receivable, net increased due to a decrease in accounts receivable sold, increased sales for the first nine-months of fiscal 1999 and a lengthening of customer payment terms to meet competitive conditions. This was partially offset by the increase in accounts receivable reserve. Accounts payable decreased due to payment process improvements. The Company's ratio of current assets to current liabilities at June 28, 1998 was 1.5 to one, while working capital at June 28, 1998 increased $6.6 million to $47.4 million from $40.8 million at September 28, 1997.

    The primary uses of cash in operations for the first nine months of fiscal 1999 were an increase of $37.4 million in accounts receivable, and a decrease of $10.8 million in accounts payable. This was partially offset by a decreases of $24.2 and $4.6 million in inventories and tax and other receivables, respectively, and an increase of $6.7 million in deferred revenues. The primary uses of cash in operations for the first nine months of fiscal 1998 was a $10.5 million increase in accounts receivable and a $24.5 million increase in inventory.

    Cash of $18.6 million was used for investing activities in the first nine months of fiscal 1999. This activity consisted primarily of $9.8 and $5.9 million for capital equipment expenditures and an increase in other assets, respectively. Capital expenditures were primarily for computer equipment to support new enterprise software being installed for the sales and service groups, and the addition of internal use engineering and sales demonstration equipment. The increase in other assets is primarily from the capitalization of development costs related to software products. Cash of $14.9 million was used for investing activities in the first nine months of fiscal 1998. This activity consisted principally of the acquisitions of CT Solutions and ONES.

    Financing activities provided $28.4 million of cash in the first nine months of fiscal 1999. This was attributable to $24.3 million of increased borrowings to meet operational needs and $4.1 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans. Financing activities provided $20.2 million of cash in the first nine months of fiscal 1998. This was primarily attributable to $9.5 million of increased borrowings and $10.8 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans.

    The Company has a $75.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires March 29, 2002. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.475% of unused commitment and interest rates are based on the bank's prime rate or Libor plus rates ranging from 0.875% to 1.5%. At July 4, 1999, the Company had $27.4 million available for borrowing under this facility. In February 1999, the Company delayed delivering financial statements and related information to its banks in connection with the restatement occurring at that time. This constituted a default under the facility. In May 1999, the Company again delayed delivering financial statements and related information to its banks in connection with the delayed public release of second quarter financials for fiscal 1999. This also constituted a default under the facility. In both cases, the banks waived the defaults and consented to an extension of time required to provide the information. The Company has since delivered all required information within the time required by the banks. In addition, the results of the Company's operations in the first, second and third quarters of fiscal 1999 caused the Company to be out of compliance with all financial covenants in the facility. The banks waived the defaults for the first and second quarters of fiscal 1999. The Company is currently negotiating an amendment to the facility, which will include an upward revision of the commitment fees to a range of .25% to .75% of unused commitment, an upward revision of Libor plus rates to a range of 1.0% to 2.5%, a waiver of the Company's covenants of default in the third quarter of fiscal 1999, and modified financial covenants more reflective of the Company's recent financial performance. The Company has reached verbal agreement with the bank syndicate on the principal terms and conditions of the amendment. The Company expects that the written amendment will be completed and executed prior to August 31, 1999. However, there can be no assurance that such an amendment will be completed. Failure to secure this amendment to the facility could have a material adverse effect on the Company.

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

LITIGATION

    Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions name as defendants the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws in connection with the restatement of the Company's financial statements and seek unspecified but potentially significant damages. In April, 1999, these actions were ordered consolidated and, in July 1999, the plaintiffs filed a consolidated amended complaint. The Company intends to contest this action vigorously. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period. The Company is also a defendant in various legal proceedings incidental to its business.

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. However, no assurances can be given that an adverse outcome would not have a material adverse effect.

SOUTH AMERICAN OPERATIONS

    A significant number of the Company's customers in its South American markets of Brazil, Argentina and Columbia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, have all contributed to delays in the collection of accounts receivable from customers in these markets. The Company has recently undertaken renewed collection efforts and, during the quarter ended July 4, 1999, completed an evaluation of each receivable balance and recourse obligation to determine what reserves for collectibility should be provided for these customers. As a result of this evaluation, the Company has revised its estimate of the recoverability of its South American receivables and recourse obligations and provided additional reserves of $7.1 million during the quarter ended July 4, 1999, resulting in total reserves of $8.2 million against total gross receivables and recourse obligations for South America of approximately $12.9 million. While the Company is continuing to dedicate significant resources towards its collection efforts and believes these reserves are adequate at the present time, no assurances can be given that additional reserves will not be required in the future.

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

FUTURE OPERATING RESULTS

    The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue. The Company has accounts receivable due from customers in Latin America. Recent changes in economic conditions in that region, including the devaluation of Brazilian currency, may adversely affect the Company's ability to collect these accounts receivable. If the Company were unable to collect a substantial majority of these accounts receivable, the Company's results of operations for a quarterly period could be adversely affected. The Company is in the process of reviewing the composition of its capitalized field service inventory and the estimated collective useful life of this asset. The Company will take a physical inventory of its spares early in the fourth quarter of fiscal 1999 which may result in a change to its safety stock levels and removal of obsolete and excess parts. The Company will continue to monitor recoverability of the collective asset under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

    The Company currently estimates that total Year 2000 costs will be approximately $1.2 million, of which $0.7 million has already been incurred. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on current assessments of the ongoing activities described above, and are subject to changes as the Company continuously monitors these activities. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the costs of such modifications will have a material adverse effect on the Company's operating results; however, the Company's expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary as a result of number of factors, including those described herein. There can be no assurance that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See Note 10 "Litigation" of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    See Note 9 "Credit and Borrowing Arrangements" of the Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 10.25 1999 Supplemental Incentive Plan

 27    Financial Data Schedule

    (b) Form 8-K Reports:

       None filed during the fiscal quarter described in this Report on Form
       10-Q.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 1999           ADAC LABORATORIES
                                (REGISTRANT)

                                By:  /s/ ROBERT P. BUNJE
                                     -----------------------------------------
                                     Robert P. Bunje
                                     INTERIM CHIEF FINANCIAL OFFICER

                                By:  /s/ R. ANDREW ECKERT
                                     -----------------------------------------
                                     R. Andrew Eckert
                                     CHIEF EXECUTIVE OFFICER AND
                                     CHAIRMAN OF THE BOARD OF DIRECTORS

                                 EXHIBIT INDEX

      10.25  1999 Supplemental Incentive Plan

      27     Financial Data Schedule