Form 10-K
period 1999-09-30
ADAC LABORATORIES
filed 2000-01-03
CIK 313798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   / /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1999

                                       OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-9428

                            ------------------------

                               ADAC LABORATORIES
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                            94-1725806
 (State or other jurisdiction                (I.R.S. Employer
              of                           Identification No.)
incorporation or organization)

     MILPITAS, CALIFORNIA                         95035
    (Address of principal                       (Zip Code)
      executive offices)

                          (408) 321-9100
        (Registrant's telephone number including area code)

    Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                   ON WHICH REGISTERED
------------------------------        ------------------------------
             None                                  None

    Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK
                          (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in
Part III of the Form 10-K or any amendments to this Form 10-K.  /X/

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on November 30, 1999, on the Nasdaq National Market System of $11.69 per share, was approximately $232,281,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of November 30, 1999, Registrant had outstanding 20,543,443 shares of Common Stock, no par value.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    ADAC designs, develops, manufactures, sells and services medical imaging equipment and radiation therapy planning and health care information software systems used in hospitals and clinics worldwide. The Company conducts its business primarily through its Medical Systems, Radiation Therapy Products ("RTP") and Health Care Information Systems ("HCIS") business units.

    On October 1, 1999, the Company purchased two related companies, UGM Medical Systems, Inc. and UGM Laboratory, Inc. (together referred to as "UGM'). UGM is a leading developer and manufacturer of positron emission tomography ("PET") equipment and had been a long-term strategic partner of the Company. ADAC and UGM co-developed MCD-PET-TM-, the first coincidence detection technology, which enables ADAC's nuclear medicine systems to perform PET imaging. In addition, ADAC had been the principal distributor of UGM's C-PET-TM-, a clinically optimized dedicated PET scanner. The Company believes the acquisition will allow ADAC to better position itself in the rapidly growing PET imaging market and accelerate its product leadership in all areas of PET imaging.

    In October 1996, the United States Department of Commerce awarded ADAC a Malcolm Baldrige National Quality Award in the large manufacturing category in recognition of its performance management system and its achievements in quality and business performance. ADAC is the first health care manufacturer ever to receive this award.

    ADAC was incorporated in California on October 14, 1970. Its principal offices are located at 540 Alder Drive, Milpitas, California, 95035. Its telephone number at that location is (408) 321-9100.

MEDICAL SYSTEMS

    The Medical Systems business unit includes the Company's nuclear medicine product and service businesses. Revenues also include sales from the Company's ADAC Medical Technologies ("AMT") products. In the third quarter of fiscal 1999, the Company decided to close its AMT refurbishing facility in Washington, Missouri, and to relocate part of the business to Milpitas, California, where it has been combined with the Medical Systems business unit. Medical Systems revenues represented 75%, 74% and 83% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively. See Note 12 "Segment Reporting and Foreign Operations" of Notes to Consolidated Financial Statements.

    NUCLEAR MEDICINE. Nuclear medicine is a diagnostic imaging modality that images the function or physiology of organs and lesions. In a typical nuclear medicine procedure, the patient is administered a small amount of a radiopharmaceutical that localizes in normal and abnormal tissues according to the make-up of the radiopharmaceutical, the functionality of the tissue, and the procedure being utilized. The patient is then imaged with a gamma camera and the images are recorded on a computer. These images may be processed further as described below. The physician uses the final images and related clinical information to evaluate the functional and metabolic performance of the portion of the patient's body under examination. Nuclear medicine is used primarily for oncology and cardiology procedures, which account for approximately 70% of all nuclear medicine procedures performed. The Company believes the functional imaging capability of nuclear medicine may allow for earlier diagnosis of certain diseases than anatomical imaging modalities such as magnetic resonance imaging ("MRI"), computerized tomography ("CT"), and ultrasound.

    In its Medical Systems business, the Company designs, develops, manufactures, sells and services a broad line of nuclear medicine cameras and related computer systems capable of performing single photon imaging and positron emission tomography ("PET") imaging. These systems consist primarily of a camera, a computer workstation and clinical software that permits the physician to process the resulting data.

    SINGLE PHOTON IMAGING. There are three general methods for acquiring single photon nuclear medicine images: single photon emission computed tomography ("SPECT"), planar imaging and total or whole body imaging. In SPECT imaging, the camera rotates around the patient to create three-dimensional images. Planar or static images are acquired at a single angle relative to a patient and are similar to a "snapshot" image. In total body imaging, the camera moves along the length of the patient to form a single image of the whole body.

    The Company offers two different types of gamma cameras for performing single photon imaging: single head cameras with one detector head and dual head cameras with two detector heads. Dual head cameras offer better patient throughput and higher image quality than single head cameras. Dual head cameras may include fixed angle or variable angle detectors. The detectors on a fixed angle camera are generally fixed at a 90 degrees orientation for cardiac imaging or at a 180 degrees orientation for oncology or general purpose imaging. The detectors on a variable angle camera may be positioned in both of these two orientations as well as other positions which allow for more versatile clinical applications.

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

    The Company's dual head camera product line currently includes the following:

    - SKYLIGHT-TM---the Company's recently introduced, revolutionary, gantry-free nuclear medicine gamma camera. This system provides greater openness and flexibility of applications. The SKYLight system is based on an architecture that allows gamma detectors to be mounted directly into a room structure, thus reducing limitations associated with gantry-based cameras. SKYLight is currently a work in progress, and, accordingly, will not contribute to the Company's revenues in fiscal 2000.

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

    - VERTEX-TM-V60--the Company's latest generation Vertex dual ring, variable angle camera. This camera is also sold with the Pegasys Sun Ultra 60 computer workstation. The Company's advanced imaging technologies, including Molecular Coincidence Detection ("MCD-PET-TM-"), MCD with attenuation correction ("MCD/AC-PET-TM-") and Vantage-TM- ExSPECT-TM- are currently available on this camera.

    - CARDIO-TM- EPIC--the Company's dual ring, fixed 90 degree camera. This camera is based on the Vertex design and was engineered especially for the cardiology market. Due to the fixed angle of the detectors, this camera is less expensive than the Vertex V60 but also offers EPIC image quality and dual head throughput advantages for cardiology imaging.

    - SOLUS-TM- EPIC--the Company's dual ring, fixed 180 degree camera. This camera is based on the Vertex design and was engineered especially for the oncology market. Like the Cardio, this camera is less expensive than the Vertex V60 but offers EPIC image quality and dual head throughput advantages for oncology imaging. MCD-PET and MCD/AC-PET are both available on the Solus, thus enhancing the oncology applications of the camera.

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

    The Company also manufactures and sells the Transcam-TM- and Thyrus-TM-gamma cameras, which are niche cameras with a small field of view and are produced by the Company's Danish subsidiary, ADAC Laboratories A/S. These cameras offer planar imaging for specific clinical diagnostic procedures. In addition the Transcam is mobile and allows imaging to be performed in the hospital ward without moving the patient.

    The Company's gamma cameras are sold with a computer workstation that enables the user to acquire the data collected by the detectors, to generate a digital image from that data and to process the data and the resulting image using a number of clinical software applications. Most of the Company's gamma cameras are sold with the Sun Ultra or Ultra 60 workstation from Sun Microsystems.

    POSITRON EMISSION TOMOGRAPHY IMAGING ("PET"). PET imaging is a valuable diagnostic tool because of its high resolution and high accuracy in oncology, cardiology and neurology. The Company's positron emission tomography products consist of MCD-PET, and C-PET MCD-PET is a hardware and software upgrade to the Vertex V60 and Solux Epic cameras that enables these SPECT cameras to perform PET imaging. MCD-PET offers physicians the ability to perform PET imaging with a gamma camera at a fraction of the cost of a dedicated PET system. C-PET is a clinically optimized, dedicated PET scanner. C-PET was designed and developed by UGM, which the Company acquired on October 1, 1999. See Note 4 "Acquisitions" of Notes to Consolidated Financial Statements. ADAC had served as the exclusive distributor of C-PET prior to the acquisition. The Company believes the acquisition will allow ADAC to better position itself in the rapidly growing PET imaging market and accelerate its product leadership in all areas of PET imaging. C-PET gives ADAC a full line of PET systems to meet different customer needs. The C-PET system enables more patients to be imaged in a day than the camera-based PET systems and is focused on customers with a higher PET patient load.

    ENHANCEMENTS AND OPTIONS. In addition to MCD-PET, the Company offers a number of other clinical hardware and software enhancements to its gamma cameras that enable physicians to extract clinical information from nuclear medicine procedures to aid in the diagnosis of disease including the following:

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

    - MCD/AC-PET--This product is designed to correct for attenuation when imaging with MCD-PET and provides substantial improvements in image quality. Similar to Vantage, MCD/AC-PET corrects for image distortions created by variations in tissue density. It is important to note that attenuation is a greater problem in positron imaging because the photons travel twice as far through the body than in traditional nuclear medicine procedures. To date, the Company is the only vendor to offer attenuation correction for coincidence imaging with a gamma camera.

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

    - Image Fusion and Review--This product is used to align and display different images such as MCD-PET, SPECT, PET, CT and MRI in three dimensions as composite images. Image Fusion also permits the operator to manipulate and align the images. This functionality facilitates image interpretation by a physician by combining functional and anatomical data in the same image.

    ADAC MEDICAL TECHNOLOGIES. In the third quarter of fiscal 1999, the Company decided to close its AMT refurbishing facility in Washington, Missouri, and relocate the business to Milpitas, California. A restructuring charge of $0.5 million was taken as a result of this action. See Note 3 "Restructuring Charges" of Notes to Consolidated Financial Statements. Also in the third quarter of fiscal 1999, the Company decided to discontinue refurbishment of a number of lines of older and non-ADAC nuclear medicine equipment, the demand for which was declining. These decisions, as well as existing market conditions, rendered obsolete substantial inventories of equipment and parts, resulting in a non-ordinary charge of $2.4 million in the third quarter of fiscal 1999. See
Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements.

    CUSTOMER SUPPORT AND FIELD SERVICE. The Company maintains a customer support center in California, and field service forces in North America and Europe for its Medical Systems business. The Company's network of service engineers and customer support specialists provide installation, warranty, repair, training and support services. Together with its distributors, the Company services over 10,800 installed systems at over 3,650 sites worldwide, including approximately 600 systems manufactured by vendors other than ADAC. The Company generates service revenue under service contracts and by providing service on a time and materials basis.

RADIATION THERAPY PRODUCTS ("RTP")

    The RTP business unit includes the Company's Radiation Therapy Planning and its Radiology Solutions ("ARS") divisions. Revenues from the RTP business unit represented 14%, 13% and 6% of the

Company's total revenues in fiscal 1999, 1998 and 1997, respectively. See
Note 12 "Segment Reporting and Foreign Operations" of Notes to Consolidated Financial Statements.

    RADIATION THERAPY PRODUCTS. In RTP, the Company designs, develops, markets and supports turnkey radiation therapy planning systems that assist hospital radiation oncology departments and cancer treatment centers in planning patient treatments. The systems combine third-party workstations and printers with the Company's proprietary application software, Pinnacle-TM-(3).

    RTP's principal product, Pinnacle(3), is a radiation therapy treatment planning system that includes two-dimensional and three-dimensional planning capabilities for radiation treatments. This includes implanting radioactive sources (brachytherapy) and delivery of photon or electron particles at several angles (stereotactic radiosurgery) for treatments of patients with cancer, as well as certain benign conditions. Pinnacle(3)'s three-dimensional volumetric image processing and dose computation capabilities enable physicians to plan the precise application of high energy radiation to a specific targeted area for the treatment of cancer and other diseases. The Company believes Pinnacle(3) provides improved image processing and dose calculation methods compared to other currently available products.

    ADAC RADIOLOGY SOLUTIONS. In its ARS business, the Company refurbishes, sells and services previously owned CT systems. The Company entered this business in fiscal 1998 through the acquisition of Southern CATS, Inc. in October 1997 and CT Solutions, Inc. in January 1998. See Note 4 "Acquisitions" of Notes to Consolidated Financial Statements. The ARS business benefits from synergies with ADAC's existing RTP division in the area of CT simulation. CT simulation is a growing trend in radiation therapy planning. By bundling a refurbished CT with the CT simulation component of the Pinnacle(3) treatment planning system, ADAC is able to offer a very cost-effective solution enabling oncology centers to adopt this new technology sooner.

HEALTH CARE INFORMATION SYSTEMS ("HCIS")

    The Company's HCIS division designs, develops, markets, sells and supports integrated solutions consisting of computer equipment and software applications that offer health care providers the necessary tools to process and archive patient and clinical information. HCIS revenues represented 11%, 13% and 11% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively. See
Note 12 "Segment Reporting and Foreign Operations" of Notes to Consolidated Financial Statements.

    The Company's principal HCIS products are ENVOI-TM-, an integrated Image and Information Management Solution, and CorCAAT-TM-, a cardiology information system product. ENVOI includes QuadRIS-TM-, Physician Desktop-TM-, Intranet Image Server, DICOM, Diagnostic and Clinical review workstations, and the recently introduced integrated Workflow Manager. ENVOI's open clinical architecture combines Oracle's-TM- relational database technology with Microsoft Windows-TM- client/server software to deliver radiology information not just within the radiology department, but throughout the health care delivery network. In this environment, the product solution must meet the demands of multiple health care facilities that act as a single integrated delivery network. Physician Desktop, with integrated voice recognition and digital dictation, enables radiologists to review patient examination history and previous reports, as well as verify and sign-off on reports. ENVOI's Intranet Image Server delivers an integrated image and information management solution that provides real-time access to images and reports for radiologists, referring physicians, and emergency room, intensive care and cardiac care unit technologists. Utilizing an Internet browser and industry communications standard such as DICOM, as well as other Internet protocols, ENVOI provides immediate, secure access to images and reports for radiologists, referring physicians and technologists.

    In October 1999, the Company signed a strategic alliance agreement with Cedara Software to develop and market Picture Archiving Communications Systems ("PACS"). The Company believes that the integration of Cedara's image management technology into the ENVOI product line will allow it to provide a clearly differentiated full scale PACS offering to the market.

    In November 1999, the Company signed an agreement with Perot Systems. Under this multi-year agreement Perot Systems Healthcare Services Group will provide implementation and related services for the QuadRIS and ENVOI-TM- product lines. Perot Systems will supply the full scope of services required for successful large scale implementations, including system integration, network design and implementation, clinical process reengineering and implementation of the Company's Web-based technology.

    The Company also markets CorCAAT, a cardiac catheterization laboratory information system. CorCAAT performs a number of functions that previously required equipment and systems from multiple vendors and eliminates the need for expensive and inflexible interfaces. CorCAAT also simplifies the patient monitoring, inventory management, case reporting, image management and outcomes management processes by providing a single point of access to all catheterization laboratory data. The product is based on networked computing technology and standard components including Microsoft Windows NT-TM-, Microsoft SQL Server-TM- and Intel-TM--based computers. CorCAAT is currently installed at 25 sites in the United States.

    In the first quarter of fiscal 1998, the Company discontinued developing and marketing LabStat-TM-, the Company's laboratory information system, while retaining its laboratory support and maintenance business. As a result, the Company took an non-ordinary charge of $11.3 million in that quarter. See
Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements.

    The Company also supports a line of other more mature products, including LabCare-TM-, MARS II-TM-, and IMAGES/3000-TM-, which are installed in hospitals throughout the United States and Canada.

OTHER

    From time to time, the Company explores other opportunities for expanding its business. On October 30, 1997, ADAC Radiology Services exercised an option to acquire the business of Medical Transition Strategies, Inc., which was in the business of forming and managing radiology networks. Because, among other things, this business did not contribute meaningfully to the Company's results in fiscal 1998, and was not expected to do so in future periods, the Company decided to discontinue this business in the fourth quarter of fiscal 1998. As a result, the Company took a non-ordinary charge of $1.9 million in that quarter. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements.

MARKETING AND SALES

    ADAC has a direct sales force in the United States. The Company also conducts certain direct sales and/or service activities through its subsidiaries in the Netherlands, Germany, France, Italy, Denmark, the United Kingdom, Canada and Brazil. Sales and service in other countries are generally handled by distributors. The Company is currently in the process of restructuring its operations in Brazil and intends to handle all future sales through a distributor. North America is the largest market for the Company's products and services followed by Europe, Japan, Asia Pacific and South America. ADAC is represented in all of these geographic areas. See Note 12 "Segment Reporting and Foreign Operations" of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

    Developing products, systems and services based on advanced technological concepts is essential to ADAC's ability to compete effectively. The Company currently maintains a product development and engineering staff responsible for product design and engineering. In addition, as part of ADAC's research and development programs, the Company has established the Advanced Clinical Research Program, which provides annual grants to clinical trial sites at major institutions to assist the Company in product development concepts and to aid in verifying engineering and design activities. There can be no assurance that the Company's product development efforts will result in the development or commercialization of successful products or product enhancements. Research and development expenditures, net of software capitalization, totaled $18.2, $16.8 and $16.7 million in fiscal 1999, 1998, and 1997, respectively.

COMPETITION

    The markets in which the Company competes are characterized by rapidly evolving technology, intense competition and pricing pressure. There are a number of companies that currently offer or are in the process of developing products that compete with products offered by the Company. Some of these competitors have substantially greater capital, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or produced by the Company or that could render the Company's products obsolete or noncompetitive. In addition, as the Company enters new markets, there can be no assurance that the Company will be able to penetrate such markets successfully.

    In the nuclear medicine market, the Company competes with several other major suppliers. From the end of fiscal 1998 to the end of fiscal 1999, the U.S. nuclear medicine market grew approximately 4%. According to data provided by the National Electronics Manufacturers Association ("NEMA"), ADAC's share of the U.S. market, based on bookings volume, was approximately 41% for fiscal 1999, which represents approximately a 3% percentage point decrease in market share from the prior year. During this period, according to the same NEMA data, the Company maintained its price premium of approximately 5% in the dual head market over its competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations."

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

    The Company believes that other key competitive factors in RTP and HCIS include system architecture, key proprietary algorithms, functionality of the application software, post-sales support services, time to market, integration expertise with hospital information systems and price/performance.

MANUFACTURING AND SUPPLIERS

    The Company's manufacturing process includes mechanical assembly, final system integration and testing. In 1996, the Company's nuclear medicine manufacturing operations in Milpitas, California were certified to the requirements of the international quality system requirements of ISO 9001.

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

GOVERNMENT REGULATION

    ADAC's Medical Systems and RTP businesses, as well as certain portions of its HCIS business, are regulated by the United States Food and Drug Administration ("FDA"). The FDA regulates the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices under the Federal, Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated by the FDA. The State of California (through its Department of Health Services), where the Company maintains its factory, as well as other states, also regulates the manufacture of medical devices.

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

    The sale of medical devices outside the United States is subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance in foreign countries may be longer or shorter than in the United States. In 1995, ADAC implemented a program to enter the Japanese market and has, through its distributor, received Japanese Ministry of Health and Welfare

(JMHW) approval to market the Forte, Vertex V60, Cardio Epic, Solus Epic, and MCD-PET with the Company's Pegasys Ultra-TM- computer system. In addition, ADAC has met the requirements of the European Medical Device Directive, which became effective in the European Community in June 1998, for its principal products. Failure of the Company to comply with these requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations".

    In mid-1997, the FDA conducted an inspection of the Company's newly acquired subsidiary, Cortet, Inc. ("Cortet"). As a result of that inspection, Cortet received a Warning Letter from the FDA containing inspectional observations relating to the adequacies of Cortet's quality assurance system. Cortet responded to the FDA's observations and Warning Letter and, in October 1997, received correspondence from the FDA indicating that Cortet's responses appeared to adequately address the FDA's concerns. In mid-1998, the State of California, under a contract with the FDA, completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of non-compliance of the recently implemented QSR. The state investigator also placed a temporary shipment hold on Pinnacle(3) pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company promptly responded to the FDA and the State and initiated a number of corrective actions. The State lifted the Pinnacle(3)shipment hold on August 28, 1998 and, in September 1998, ADAC received a letter from the FDA indicating that the Company had adequately responded to the FDA's concerns. Although the Company was deemed to have adequately responded to the State and FDA following the mid-1998 inspection, the Company is responsible for the full implementation of all corrective actions. In addition, as all companies are, the Company remains subject to periodic inspections in the future and there can be no assurance as to the timing or outcome of any subsequent inspection. The scope of any re-inspection could be more comprehensive than the inspections of Cortet and the Company's Milpitas facility, and there can be no assurance that the FDA, upon re-inspection, will deem the Company's corrective actions to be adequate or that additional corrective action, in areas not addressed in the Warning Letter or the Form 483, will not be required. Any failure by the Company to fully implement the required corrective actions or to comply with any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing, would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Considerations".

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

PATENT, COPYRIGHTS AND ROYALTIES

    The Company relies on a combination of trade secret, copyright, patent and trademark laws and contractual provisions to protect its proprietary rights. The Company has a policy of undertaking an ongoing review of its products with patent counsel to determine to what extent its products may be prosecutable under the patent or copyright laws and taking appropriate action to protect its intellectual property based on such review. While the Company believes that it benefits from such patents, competitors may develop competing products by "designing around" patents held by the Company or may claim that the Company's products infringe their proprietary rights.

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

EMPLOYEES

    As of November 30, 1999, the Company had approximately 1,070 full-time employees worldwide, including 800 employed in Medical Systems, 100 in RTP and 170 in HCIS business units. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Many of the Company's employees are highly skilled and competition in recruiting and retaining such employees is intense. The Company believes its continued success is dependent in part upon its ability to continue to attract and retain highly qualified personnel.

ITEM 2. PROPERTIES

    The Company's principal administrative, manufacturing and research operations occupy approximately 200,000 square feet of leased space in buildings located in Milpitas, California, under leases expiring through 2006. The Company's principal health care information systems operations occupy approximately 54,000 square feet of leased space in buildings located in Houston, Texas, under leases expiring in 2002. Other smaller facilities are leased in various states and foreign countries. Management believes that the Company's facilities are adequate at least through fiscal 2000 to meet presently anticipated manufacturing and other requirements. See Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements.

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

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position. However, the outcome of these actions could have a material adverse effect on the Company's results of operations or cash flows.

    The Company has been informed that the United States Securities and Exchange Commission (SEC) has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its financial results for 1996, 1997 and the first three quarters of 1998. The Company is continuing to cooperate with the SEC. The Company is unable to predict the outcome of the investigation at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

    The Company's Common Stock is traded in the Nasdaq National Market System under the Nasdaq symbol "ADAC". There were 2,448 shareholders of record of the Company's Common Stock on November 30, 1999. The table below provides the quarterly high, low and closing prices in the Nasdaq National Market System, as reported by Nasdaq, during the last two fiscal years of the Company by fiscal quarter.

                                                          FISCAL 1999                                  FISCAL 1998
                                          --------------------------------------------   ----------------------------------------
                                                           PER SHARE                                    PER SHARE
                                          --------------------------------------------   ----------------------------------------
                                              HIGH             LOW           CLOSE           HIGH           LOW          CLOSE
                                          -------------   -------------   ------------   ------------   -----------   -----------
First Quarter...........................  $30             $19 15/16       $20            $22 1/4        $15 3/4       $17 7/8
Second Quarter..........................   23 9/16         13 1/16         13 1/16        26 5/8         18 3/8        23
Third Quarter...........................   13 13/16         6 1/2           7 9/16        24 1/16        19 3/8        22 7/8
Fourth Quarter..........................    9 7/8           5 7/8           9 1/2         30 5/8         20 7/8        25

    The Company did not pay any dividends in fiscal 1999 or 1998, and presently intends to retain its earnings for use in its business. Accordingly, the Company does not anticipate paying dividends to its shareholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

ADAC LABORATORIES AND SUBSIDIARIES

                                                                   FISCAL YEAR
                                               ----------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)    1999       1998       1997       1996     1995(4)
---------------------------------------------  --------   --------   --------   --------   --------
Revenues...................................    $342,131   $300,528   $263,887   $222,586   $184,809
Cost of revenues(1)(2).....................     239,768    192,697    160,102    142,483    117,320
Operating expenses(1)(2)(3)................     141,527     91,385     76,425     67,709     49,264
Other expense..............................       4,501      4,338      5,271      4,225      1,222
                                               --------   --------   --------   --------   --------
Income (loss) before income taxes..........     (43,665)    12,108     22,089      8,169     17,003
Provision (benefit) for income taxes.......     (10,045)     4,722      8,615      3,023      5,930
                                               --------   --------   --------   --------   --------
Net income (loss)(1)(2)(3).................    $(33,620)  $  7,386   $ 13,474   $  5,146   $ 11,073
                                               ========   ========   ========   ========   ========
Net income (loss) per share:(1)(2)(3)
  Basic....................................    $  (1.64)  $    .38   $    .73   $    .30   $    .68
  Diluted..................................    $  (1.64)  $    .36   $    .69   $    .28   $    .65
Number of shares used in net income (loss)
  per share calculations:
  Basic....................................      20,466     19,500     18,419     17,360     16,332
  Diluted..................................      20,466     20,387     19,534     18,507     17,079
Dividends declared per share...............          --         --         --   $    .48   $    .48
Total assets...............................    $239,662   $229,783   $195,099   $177,890   $159,097

------------------------

(1) Cost of revenues, operating expenses, net loss and net loss per share in fiscal 1999 include the effects of non-ordinary pre-tax charges of approximately $13.6 million for inventory, $6.0 million for receivables (excluding South American receivables), $8.9 million for South American receivables and recourse obligations, $4.0 million, net, for restructuring related to Europe, South America and AMT, $1.4 million for in-process research and development acquired in the UGM purchase and $1.2 million for litigation related to the class action lawsuit and stockholder derivative action. See Note 3 "Restructuring Charges", Note 4 "Acquisitions" and
    Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. Excluding these charges, cost of revenues, operating expenses, net loss and net loss per share for fiscal 1999 would have been $228.8 million, $118.2 million, $6.6 million and $0.32, respectively.

(2) Cost of revenues, operating expenses, net income and net income per share in fiscal 1998 include the effects of non-ordinary pre-tax charges of approximately $13.7 million for discontinued products, $1.3 million for write off of acquisition costs for non-consummated transactions and $1.9 million for the discontinuing of physician network services business.
    Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. Excluding these charges, cost of revenues, operating expenses, net income and net income per share (diluted), for fiscal 1998 would have been $179.0 million, $88.2 million, $17.7 million and $0.87, respectively.

(3) Operating expenses, net income and net income per share in fiscal 1997 include the effects of non-ordinary pre-tax charges of approximately
    $0.5 million for in-process research and development related to the acquisition of Cortet, Inc., and $0.7 million of uncompleted acquisition costs and related expenses. Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. Excluding these charges, operating expenses, net income, and net income per share (diluted) for fiscal 1997 would have been $75.4 million, $14.2 million and, $0.73, respectively.

(4) Selected financial data for fiscal year 1995 has not been restated and is not comparable to financial data for fiscal years 1998, 1997, and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this document.

OVERVIEW

    The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1999 included 53 weeks, while fiscal 1998 and 1997 included 52 weeks.

    Prior to fiscal 1999, the results of the Company's RTP and HCIS divisions were combined under Software Business for the purposes of Management's Discussion and Analysis. However, due to continued growth, the results of each division are now presented separately. The results of the Company's ARS business unit were presented under Medical Systems prior to fiscal 1999 for the purposes of Management's Discussion and Analysis. The ARS business unit is now presented under RTP, this coincides with the Company's decision to move the management of ARS under RTP. The ARS business benefits from synergies with the RTP division in the area of CT simulation. All historical data and comparisons have been restated to reflect these changes.

UGM ACQUISITION

    On October 1, 1999, the Company acquired two related companies, UGM Medical Systems Inc. and UGM Laboratories, Inc. (together "UGM") for $18.5 million. UGM was an independent developer and manufacturer of PET equipment, for which the Company has been its principal distributor. The acquisition was accounted for using the purchase method of accounting and the results of UGM have been included in the Company's financial statements subsequent to October 1, 1999. The amortization of goodwill, acquired technology and workforce is being computed on the straight-line basis over lives of 6 to 15 years.

    The Company recognized a pre-tax charge to operations of $1.4 million for the purchase of acquired in-process research and development. This charge was computed using the percent complete method, discounting the relevant future cash flows at 40% to reflect the weighted average cost of capital and the specific risks associated with each in-process product.

    Further, the Company may be required to pay additional purchase price consideration and incur future compensation in amounts not exceeding $18.0 and $2.0 million, respectively, pursuant to the terms of certain earn out provisions. The performance period for such provisions is five years.

FISCAL 1999 COMPARED TO FISCAL 1998 AND FISCAL 1997

    Revenues for fiscal years 1999, 1998 and 1997 were $342.1, $300.5 and $263.9 million, respectively. Revenues increased 14% from fiscal 1998 to 1999 and 14% from fiscal 1997 to 1998. Medical Systems revenues represented 75%, 74% and 83% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively. RTP revenues represented approximately 14%, 13% and 6% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively. HCIS revenues represented approximately 11%, 13% and 11% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively. Gross profit for fiscal 1999 totaled $102.4 million, a decrease of 5% from gross profit of $107.8 million in fiscal 1998, which increased 4% over gross profit of $103.8 million in fiscal 1997.

NON-ORDINARY CHARGES AND EXPENSES

INVENTORY AND RECEIVABLES

    During fiscal 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and internal controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and weaknesses in its internal controls and the assessment of its business units. As part of this focus and assessment, and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of 1) the recoverability of the Company's inventory to reflect its lower build plans which resulted in increased levels of potentially excess and obsolete inventory, 2) the collectibility of receivables, and 3) the value of certain other assets carried on the Company's books.

    The Company also decided to close its AMT refurbishing facility in Washington, Missouri, relocate the business to Milpitas, California, and discontinue refurbishment of a number of lines of older nuclear medicine equipment, the demand for which was declining. These fiscal 1999 decisions, as well as existing market conditions, rendered obsolete substantial inventories of equipment and parts.

    The Company's financial statements for fiscal 1999 include charges for these changes in estimates of $13.6 million related to inventory and $6.0 million related to receivables (excluding South American receivables).

SOUTH AMERICA

    As previously disclosed in the Company's Form 10-Q for the quarter ended April 4, 1999, a significant number of the Company's customers in its principal South American markets of Brazil, Argentina and Colombia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, may have all contributed to delays in the collection of accounts receivable from customers in these markets. During fiscal 1999, the Company undertook renewed collection efforts and completed an evaluation of each receivable balance and recourse obligation to determine the level of reserves required for these customers. As a result of this evaluation, the Company has revised its estimate of the recoverability of its South American receivables and recourse obligations and provided additional reserves of $8.9 million during fiscal 1999, of which, $1.8 million was recorded in the fourth quarter. These charges resulted in total reserves of $9.8 million against total gross receivables and recourse obligations for South America of approximately $12.8 million. Consequently, at October 3, 1999, the Company has net South American receivables of $1.8 million and recourse contingencies of $1.2 million.

LITIGATION

    In the fourth quarter of fiscal 1999, the Company incurred $1.2 million in litigation expenses related to the pending class action lawsuit and stockholder derivative action. See Note 6 "Commitments and Contingencies" of Notes to Consolidated Financial Statements.

    The following table summarizes the non-ordinary charges and expenses for fiscal 1999:

INVENTORY
Medical Systems product inventory
  Inventory obsolescence....................................  $ 5,653
  Engineering obsolescence..................................    1,468
  Offsite inventory obsolescence............................      746
  European inventory write-off..............................      393
  AMT product line discontinuance...........................    2,394
  AMT inventory reduced to market value.....................      415
                                                              -------
  Total Medical Systems product inventory...................   11,069
                                                              -------

Medical Systems excess consumable spares write-off..........      788
ARS inventory reduced to market value.......................      877
Nuclear European sales and marketing inventory write-off....      680
HCIS inventory obsolescence.................................      200
                                                              -------
Total inventory charges.....................................   13,614
                                                              -------

RECEIVABLES
Increase in receivable reserves, excluding South America....    5,960
                                                              -------

SOUTH AMERICA
South American receivables and recourse reserves............    8,890
                                                              -------

LITIGATION EXPENSE..........................................    1,220
                                                              -------

Total non-ordinary charges and expenses.....................  $29,684
                                                              =======

    The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and has retained a nationally recognized accounting firm as a consultant and internal auditor. That firm has developed a number of recommendations and has been retained to assist the Company in implementing them. Among other things, the Company is attempting to integrate more closely its inventory procurement procedures with the process of developing and introducing new products in order to reduce the risk of substantial inventories being obsoleted by product introductions. Furthermore, with respect to receivables, the Company is improving its sales order and collection procedures related to product and field service sales, and the sale of ancillary products which resulted in the majority of the additional receivables reserves added during fiscal 1999.

MEDICAL SYSTEMS

    Medical Systems includes revenues from the sale of the Company's nuclear medicine products and customer service related to those products. Revenues also include sales from the Company's ADAC Medical Technologies ("AMT") products. Summary information related to Medical Systems revenues and gross profit margins for fiscal 1999 compared to fiscal 1998 and 1997 is as follows:

                                                                       FISCAL YEAR
                                                              ------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                                   1999       1998       1997
-----------------------------                                 --------   --------   --------
Revenues:
  Product...................................................  $175,784   $159,973   $164,274
  Service...................................................    80,497     62,230     54,103
                                                              --------   --------   --------
    Total...................................................  $256,281   $222,203   $218,377
                                                              --------   --------   --------
Geographical mix:
  United States.............................................        86%        80%        76%
  International.............................................        14%        20%        24%
Gross profit:
  Product...................................................  $ 38,399   $ 59,881   $ 65,238
  Service...................................................    21,010     18,302     16,863
                                                              --------   --------   --------
    Total...................................................  $ 59,409   $ 78,183   $ 82,101
                                                              --------   --------   --------
Gross margin:
  Product...................................................        22%        37%        40%
  Service...................................................        26%        29%        31%
    Total...................................................        23%        35%        38%

    Medical Systems product revenues increased 10% from fiscal 1998 to fiscal 1999 and decreased 3% from fiscal 1997 to fiscal 1998. The increase in fiscal 1999 was driven by increased sales and installations due to readiness of customers sites matched with the availability of cameras. The proportion of the Company's revenues derived from North America increased because of the relative deterioration of economic and business conditions in Europe and South America, and because the Company was able to more quickly complete installations of ordered products in North America than in those other regions. The product revenue decline in fiscal 1998 was due to the timing of delivery for installations caused by a longer product installation process.

    Gross margins for Medical Systems products decreased 15% and 3% in fiscal 1999 and 1998, respectively. The decline in gross margin for fiscal 1999 is primarily attributable to the non-ordinary charges and expenses associated with product inventory of $11.1 million. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. There was a further charge of $3.3 million from a book to physical inventory adjustment identified in fiscal 1999 in the Company's AMT equipment refurbishment business.

    Gross margins for fiscal 1999 were also adversely affected by a reduced build plan, due to the Company's effort to decrease finished goods inventory. With fewer units manufactured the cost per unit increased. Gross margins were further adversely affected by competitive pricing pressures, the transition to new products with higher costs on initial shipments and higher overhead expenses associated with adding to the management team.

    The decline in gross margin for fiscal 1998 is attributable to a charge of $4.9 million related to a carrying value adjustment for inventory and a discontinued product charge for the Company's Digital Subtraction Angiography ("DSA") of $2.4 million. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements.

    Medical Systems service revenues increased 29% from fiscal 1998 to fiscal 1999 and increased 15% from fiscal 1997 to fiscal 1998. The increases in fiscal 1999 and 1998 resulted from a continued higher number of customers under service contract as the installed base of the Company's equipment grew. Additionally, revenue for upgrades increased from services provided to bring customer's equipment into Year 2000 compliance. Service margins decreased 3% from fiscal 1998 to fiscal 1999 and decreased 2% from fiscal 1997 to fiscal 1998. The decline in fiscal 1999 was caused by the write-off of approximately
$0.8 million of excess inventory of consumable spare parts held in the field and from increases in international parts expenses. Service margins decreased in fiscal 1998 due to increased staffing and higher retrofit costs.

    Parts used for servicing installed equipment are stated at cost and depreciation is computed over the estimated useful life. During fiscal 1999, the Company reviewed the composition of its capitalized field service inventory and the estimated collective useful life of this asset. As a result of this review, effective beginning in the fourth quarter of fiscal 1999, the Company revised its method of computing depreciation on its existing service parts inventory from 10 years using the declining balance method to 5 years on the straight line method. Depreciation on all service parts capitalized in the future will be computed over 7 years on the straight line method. These revisions had an immaterial effect on the results of operations. The Company will continue to monitor recoverability of the collective asset under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

RADIATION THERAPY PRODUCTS ("RTP")

    RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3) radiation therapy planning system. RTP revenues also include sales from the Company's CT refurbishing business unit, ARS. Summary information related to RTP product and support revenues and gross profit margins for fiscal 1999 compared to fiscal 1998 and fiscal 1997 are as follows:

                                                                       FISCAL YEAR
                                                              ------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                                   1999       1998       1997
-----------------------------                                 --------   --------   --------
Revenues:
  Product...................................................  $45,959    $37,002    $16,954
  Service...................................................    2,197      2,698         --
                                                              -------    -------    -------
    Total...................................................  $48,156    $39,700    $16,954
                                                              -------    -------    -------
Geographical mix:
  United States.............................................       87%        83%        75%
  International.............................................       13%        17%        25%
Gross profit:
  Product...................................................  $25,250    $23,544    $ 9,894
  Service...................................................      306        127         --
                                                              -------    -------    -------
    Total...................................................  $25,556    $23,671    $ 9,894
                                                              -------    -------    -------
Gross margin:
  Product...................................................       55%        64%        58%
  Service...................................................       14%         5%        --
    Total...................................................       53%        60%        58%

    RTP product revenues increased 24% from fiscal 1998 to fiscal 1999 and increased 118% from fiscal 1997 to fiscal 1998. The increase in fiscal 1999 and 1998 was driven by the market acceptance of the Pinnacle(3) product and the formation of the ARS refurbishing business early in fiscal 1998.

    Gross margins for RTP products decreased 9% from fiscal 1998 to fiscal 1999 and increased 6% from fiscal 1997 to fiscal 1998. The decrease in fiscal 1999 resulted from several factors. First, there was a change in product mix, with the lower margin ARS refurbishing business being a larger share of revenue. This resulted in a decline in the overall RTP margin of 4%. Second, there was a charge of $0.9 million for the reduced market value of ARS inventory, which reduced the margin by 2%. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. Lastly, pricing pressures and other margin charges account for the remainder of the overall decline in gross margins. The increase in fiscal 1998 compared to fiscal 1997 was the result of increased sales of the higher margin Pinnacle(3) product.

    RTP service revenues for fiscal 1999 and 1998 were from the ARS refurbishing business that was formed in early fiscal 1998. In November 1998, ARS exited the low margin x-ray service business, causing service revenues to decrease 19% and service margins to increase 9% in fiscal 1999.

HEALTH CARE INFORMATION SYSTEMS ("HCIS")

    HCIS historically generated revenues from the sale of radiology, laboratory and cardiology information systems as well as from providing support for these products. In the first quarter of fiscal 1998, the Company took a non-ordinary charge of $11.3 million to discontinue the development and marketing of LabStat, its laboratory information system product, based on a decision by the Company's Board of Directors made in that quarter. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. HCIS' current revenues are derived from the sale and support of radiology and cardiology information systems and the support of the Company's legacy laboratory information systems. Summary information related to HCIS product and support revenues and gross profit margins for fiscal 1999 compared to fiscal 1998 and fiscal 1997 are as follows:

                                                             FISCAL YEAR
                                                 ------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                      1999          1998          1997
-----------------------------                    --------      --------      --------
Revenues:
  Product......................................  $22,531       $22,071       $12,726
  Service......................................   15,163        16,554        15,546
                                                 -------       -------       -------
    Total......................................  $37,694       $38,625       $28,272
                                                 -------       -------       -------

Geographical mix:
  United States................................       96%           96%           97%
  International................................        4%            4%            3%

Gross profit (loss):
  Product......................................  $ 9,379       $(2,153)      $ 4,183
  Service......................................    8,019         8,130         7,323
                                                 -------       -------       -------
    Total......................................  $17,398       $ 5,977       $11,506
                                                 -------       -------       -------

Gross margin:
  Product......................................       42%          (10)%          33%
  Service......................................       53%           49%           47%
    Total......................................       46%           15%           41%

    HCIS product revenues increased 2% from fiscal 1998 to fiscal 1999 and increased 73% from fiscal 1997 to fiscal 1998. The Company believes the reduced revenue growth for fiscal 1999 was due to customers deferring purchasing decisions due to their perceived Year 2000 risks. The revenue growth in fiscal 1998 was due to greater penetration of the commercial sector by HCIS' QuadRIS product and continued growth in government sales under the Company's digital imaging network--picture archiving communications systems (DIN-PACS) contract with the United States Department of Defense.

    Gross margins on HCIS products from fiscal 1998 to fiscal 1999 increased due to a $11.3 million charge associated with the discontinuance of the LabStat in fiscal 1998. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. Excluding the effects of this discontinued product charge, gross profit margins for HCIS products were comparable in fiscal 1998 and 1999, and increased in fiscal 1998 from fiscal 1997 due to DIN-PACS contracts, fixed costs being absorbed by a greater number of unit sales, and the discontinuance of the lower margin LabStat product.

    HCIS service revenues decreased 8% from fiscal 1998 to fiscal 1999 due to fewer laboratory service contracts from the legacy product, LabStat. Service revenues increased 6% from fiscal 1997 to fiscal 1998 due to increased radiology hardware support revenues and growth in the QuadRIS installed base. Service gross margins increased 4% from fiscal 1998 to fiscal 1999 due to the decline in lower margin third party maintenance fees. Service gross margins increased 2% from fiscal 1997 to fiscal 1998 due to the increased QuadRIS installed base.

OPERATING AND OTHER EXPENSES

    As a percentage of the Company's revenues, operating and other expense were as follows:

                                                                      FISCAL YEAR
                                                          ------------------------------------
                                                            1999          1998          1997
                                                          --------      --------      --------
Operating expenses:
  Marketing and sales...................................    18.2%         16.5%         15.8%
  Research and development, net of software
    capitalization......................................     5.3%          5.6%          6.3%
  General and administrative............................    15.7%          6.5%          6.0%
  Goodwill amortization.................................     0.6%          0.7%          0.4%
  Acquired in-process research and development..........     0.4%          0.0%          0.2%
  Restructuring charges.................................     1.2%          0.0%          0.0%
  Discontinued products.................................     0.0%          0.6%          0.0%
  Acquisition expense write off.........................     0.0%          0.4%          0.2%
                                                            ----          ----          ----

                                                            41.4%         30.3%         28.9%
                                                            ----          ----          ----

Other expense, net......................................     1.3%          1.4%          2.0%

    Marketing and sales expenses totaled $62.4, $49.6 and $41.6 million in fiscal 1999, 1998 and 1997, respectively. Marketing and sales expenses increased $12.8 million in fiscal 1999 and $8.0 million in fiscal 1998, when compared to respective prior fiscal years. The fiscal 1999 increase can be attributed to commissions associated with higher revenues, increased international sales expense from RTP, HCIS ENVOI product marketing spending and field service commissions related to year 2000 compliance work. The fiscal 1998 increase is primarily attributed to higher revenues.

    Research and development expenses, net of software capitalization, totaled $18.2, $16.8 and $16.7 million in fiscal 1999, 1998, and 1997, respectively. Research and development expenses, net of software capitalization expenses, increased $1.4 million in fiscal 1999 and $0.1 million in fiscal 1998, when compared to respective prior fiscal years. The increase in fiscal 1999 is due to new development programs in Medical Systems and RTP. The increase in fiscal 1998 is a result of additional investments made by the Company to accelerate the development of the Company's laboratory product and to maintain and enhance the Company's radiology product. Capitalized software costs were $8.9, $7.0 and $4.5 million in fiscal 1999, 1998 and 1997, respectively.

    General and administrative expenses totaled $53.6, $19.5 and $15.9 million in fiscal 1999, 1998 and 1997, respectively. General and administrative expenses increased $34.1 million in fiscal 1999 and $3.6 million in fiscal 1998, when compared to respective prior fiscal years. In fiscal 1999, the Company revised its estimates of the recoverability of its South American receivables and provided additional reserves of

$8.9 million. Additionally in fiscal 1999, following a review of all receivables on the Company's books other than South American receivables, the Company increased its bad debt reserves by $6.0 million. The Company incurred
$9.3 million of extra expenses related to the additional employees and the increased use of consultants associated with business development, finance, quality systems, information technologies, and legal. The Company had expenses of $1.2 million in the fourth quarter of fiscal year 1999, associated with litigation expenses related to the pending class action lawsuit and shareholder derivative action. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements. The increase in fiscal 1998 as a percentage of sales and in dollar volume from fiscal 1997 to fiscal 1998 was due to higher staffing levels.

    Goodwill amortization totaled $2.0, $2.2 and $1.0 million in fiscal 1999, 1998 and 1997, respectively. Goodwill amortization decreased $0.2 million in fiscal 1999 and increased $1.2 million in fiscal 1998, when compared to respective prior fiscal years. The decrease in fiscal 1999 is due to having fully amortized a goodwill asset from an older acquisition. The increase in fiscal 1998 resulted from the amortization of goodwill expenses associated with acquisitions of Southern Cats, CT Solutions and ONES in fiscal 1998. See Note 4 "Acquisitions" of Notes to Consolidated Financial Statements.

    The Company also recognized a pre-tax charge to operations of $1.4 million for the purchase of acquired in-process research and development related to the acquisition of UGM. This charge was computed using the percent complete method, discounting the relevant future cash flows at 40% reflecting the weighted average cost of capital and the specific risks associated with each in-process product. See Note 4 "Acquisitions" of Notes to Consolidated Financial Statements.

    Restructuring charges totaled $4.0 million in fiscal 1999. On September 27, 1998, the Company concluded a comprehensive review of its international operations and decided to restructure its European and South American businesses. As a result, the Company recorded charges in fiscal 1999 of $2.5 and $0.8 million, respectively. In June of 1999, the Company also decided to restructure its ADAC Medical Technologies ("AMT") business and recorded a charge of $0.5 million. See Note 10 "Non-Ordinary Charges and Expenses". In
September 1999, the Company decided to carry out additional restructuring of its South American business and recorded a charge of $0.5 million and recovered
$0.2 million of European restructuring charges due to revised estimates related to employee severance costs. The fiscal 1999 restructuring costs were comprised of $2.3 million for severance expenses, $0.8 million for legal and consulting costs, $0.2 million for facilities and $0.8 million for other costs associated with the restructuring. As of October 3, 1999, $2.0 million remained in the accrual for restructuring costs comprised of $1.1 million for severance expenses, $0.5 million for legal and consulting, $0.2 million for facilities and $0.2 million for other costs associated with the restructuring. The Company currently anticipates that these restructuring costs will be paid during fiscal 2000. See Note 3 "Restructuring Charges" of Notes to Consolidated Financial Statements.

    In fiscal 1998, the Company recognized non-ordinary pre-tax charges of approximately $1.3 million to write off capitalized expenses relating to specific acquisitions activities which were discontinued by the Company and $1.9 million for discontinuing the Company's physician network services business. See Note 10 "Non-Ordinary Charges and Expenses" of Notes to Consolidated Financial Statements.

    Other expense, net, which primarily consists of interest expense and foreign currency transaction gains and losses, totaled $4.5, $4.3 and $5.3 million in fiscal 1999, 1998 and 1997, respectively. Other expense, net, increased
$0.2 million in fiscal 1999 and decreased $1.0 million in fiscal 1998, when compared to respective prior fiscal years. The fiscal 1999 increase was due to increased interest expense incurred on higher debt levels. The 1998, decrease was primarily due to foreign currency gains in fiscal 1998, partially offset by increased interest expense.

INCOME TAXES

    The Company's effective tax rate for fiscal years 1999, 1998 and 1997 was 23%, 39% and 39%, respectively. The principal reasons for the difference between the statutory tax rate of 35% and the effective tax rate of 23% in fiscal 1999 related to (1) changes in assumptions regarding the realization of certain deferred tax assets, and (2) state income taxes and certain permanent differences. Fiscal 1998 and 1997 effective tax rates were approximately equal to the Company's statutory federal and state tax rates after utilization of tax credits. The Company currently expects the fiscal 2000 effective tax rate to be between 35% and 40%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes its available cash and cash equivalents, cash to be generated primarily from operations, and its available credit lines, will provide adequate funds to finance the Company's operations in fiscal 2000. If necessary, the Company will seek to increase its credit lines to support the Company's future growth. There can be no assurance that credit lines sufficient to satisfy the Company's cash requirements will be available on terms acceptable to the Company, if at all.

    Cash provided by operating activities was $6.2 million in fiscal 1999. The primary source of cash was the net loss from operations of $33.6 million, which includes $53.5 million (net) of non-cash charges. Net changes in operating assets and liabilities of $13.6 million reduced the amount of cash otherwise provided by operating activities. Cash of $27.3 million was provided by the decrease in inventories primarily due to a work-down of finished goods inventory. These sources of cash were partially offset by the $25.1 million net increase in accounts receivable due to a decrease in accounts receivable sold to third party finance companies and, to a lesser degree, increased sales for fiscal 1999 when compared to fiscal 1998.

    Cash provided by operating activities was $5.3 million in fiscal 1998. The primary source of cash from operations was the net income of $7.4 million with non-cash charges of $33.8 million. The non-cash charges primarily consist of amounts provided for discontinued products, and depreciation and amortization. These sources of cash were partially offset by a $30.8 increase in inventories.

    Cash of $37.0 million was used for investing activities in fiscal 1999. This activity consisted primarily of $17.0 million for the UGM acquisition (see
Note 4 "Acquisitions" of Notes to Consolidated Financial Statements),
$9.7 million capital equipment expenditures, and $8.9 million increase in capitalized software. Capital expenditures were primarily for internal use engineering and sales demonstration equipment and equipment to support new enterprise software being installed for the sales and service groups. The increase in capitalized software is from the continued investment in the next generation of software products. Cash of $18.2 million was used for investing activities in fiscal 1998. This activity consisted principally of capitalized software and intangibles from the acquisitions of CT Solutions and ONES.

    Financing activities provided $32.1 million of cash in fiscal 1999. This was primarily attributable to $28.6 million of increased borrowings and $3.9 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans. Financing activities provided $12.7 million of cash in fiscal 1998. This was primarily attributable to $12.8 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans.

    The Company has a $75.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment and interest rates are based on the bank prime rate or LIBOR plus rates ranging from 1.0% to 2.5%. At October 3, 1999, the Company had $23.4 million available for borrowing under this facility. Borrowings are collateralized by all of the Company's assets, and the Company is required to comply with certain financial and other covenants. In February 1999, the Company delayed delivering financial statements and related information to its banks in connection with the restatement occurring at that time. This constituted a default under the facility. In

May 1999, the Company again delayed delivering financial statements and related information to its banks in connection with the delayed public release of second quarter financials for fiscal 1999. This also constituted a default under the facility. In both cases, the banks waived the defaults and consented to an extension of time required to provide such information. The Company has since delivered all required information within the time frames required by the covenants. In addition, the results of the Company's operations in the second and third quarters of fiscal 1999 caused the Company to be out of compliance with all financial covenants in the facility. The banks waived this default for the second quarter of fiscal 1999. The Company amended the facility on August 17, 1999, modifying the financial covenants to be more reflective of the Company's recent financial performance. The Company was in compliance with all financial covenants in the facility on October 3, 1999.

    The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash to be generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next fiscal year. However, the Company may need to increase its sources of capital through additional borrowings or the sale of securities in response to changing business conditions or to pursue new business opportunities. There can be no assurance that such additional sources of capital will be available on terms favorable to the Company, if at all.

RECENT PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001. Currently the Company does not hold any derivative instruments or engage in any hedging activities.

BUSINESS CONSIDERATIONS

    From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements, including the forward looking statements contained in this Form 10-K, are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. These forward looking statements include statements concerning the Company's future bookings, revenue, expenses and earnings, the establishment of additional reserves and the recording of non-ordinary charges. Factors that could cause actual results to differ materially from those contained in such forward-looking statements include, but are not limited to, the existence of significant competition in each of the business segments in which the Company conducts business; the impact of Year 2000 on the Company's results; the Company's dependence on successfully developing, introducing and commercializing new products and developing enhancements to existing products; the collectibility of the Company's receivables; changes to the Company's operating structure and charges and dislocations that may result therefrom; the impact of international economic conditions on the Company's business; and a number of factors that can introduce variability in the Company's operating results, including the timing of product orders, shipments, and installations. Further information on these and other factors is found below. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such statements.

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

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position. However, the outcome of these actions could have a material adverse effect on the Company's results of operations or cash flows.

    The Company has been informed that the United States Securities and Exchange Commission (SEC) has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its financial results for 1996, 1997 and the first three quarters of 1998. The Company is continuing to cooperate with the SEC. The Company is unable to predict the outcome of the investigation at this time.

SOUTH AMERICAN OPERATIONS

    As previously disclosed in the Company's Form 10-Q for the quarter ended April 4, 1999, a significant number of the Company's customers in its principal South American markets of Brazil, Argentina and Colombia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, may have all contributed to delays in the collection of accounts receivable from customers in these markets. During fiscal 1999, the Company undertook renewed collection efforts and completed an evaluation of each receivable balance and recourse obligation to determine the level of reserves required for these customers. As a result of this evaluation, the Company has revised its estimate of the recoverability of its South American receivables and recourse obligations and provided additional reserves of $8.9 million during fiscal 1999, of which $1.8 million was recorded in the fourth quarter. These charges resulted in total reserves of $9.8 million against total gross receivables and recourse obligations for South America of approximately $12.8 million. Consequently, at October 3, 1999, the Company has net South American receivables of $1.8 million and recourse contingencies of $1.2 million.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

    ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as SKYLight, C-PET, Forte, MCD-PET, MCD/AC-PET and ENVOI in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

FUTURE OPERATING RESULTS

    The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter uncertain. The timing of revenues can be affected by delays in product introductions, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue. The Company has accounts receivable due from customers in South America. Recent changes in economic conditions in that region, including the devaluation of Brazilian currency, may adversely affect the Company's ability to collect these accounts receivable. The Company recorded reserves during 1999 relating to a majority of these accounts receivable. If the Company were unable to collect the remaining portion of these accounts receivable its future results of operations could be adversely affected.

MATERIAL WEAKNESSES IN INTERNAL CONTROLS

    After completion of their audit of the Company's fiscal 1998 consolidated financial statements, the Company's independent accountants reported to the Company's audit committee that they had found material weaknesses in the Company's internal accounting controls. Following receipt of this report, the Company retained a nationally recognized accounting firm as consultant and internal auditor other than its independent accountants to review its controls. That firm has developed a number of recommendations and has been retained to assist the Company in implementing certain process improvements. The Company believes that it has already taken steps to remedy certain weaknesses in its control functions, and that improvements already in place, coupled with improvements the Company plans to make in the near future, are expected to substantially improve the timeliness and accuracy of the Company's internal financial reporting and monitoring functions.

RISKS RELATED TO ACQUISITIONS

    In the past three years, the Company has acquired a number of businesses, and anticipates that it may continue to acquire businesses whose products and services complement the Company's businesses. Acquisitions involve numerous risks, including, among other things, difficulties in successfully integrating the businesses (including products and services, as well as sales and marketing efforts), failure to retain existing customers or attract new customers to the acquired business operations, failure to retain key technical and management personnel, coordinating geographically separated organizations, and diversion of ADAC management attention. These risks, as well as liabilities of any acquired business (whether known or unknown at the time of acquisition), could have a material adverse effect on the results of operations and financial condition of the Company, including adverse short-term effects on its reported operating results. The Company seeks to mitigate these risks by taking reserves when appropriate in connection with these acquisitions. In addition, the Company has in the past and may in the future issue stock as consideration for acquisitions. Future sales of shares of the Company's stock issued in such acquisitions could adversely affect or cause fluctuations in the market price of the Company's Common Stock.

YEAR 2000 COMPLIANCE

    The following statements are a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company has utilized both internal and external resources to identify, correct or reprogram, and test its internal systems, for Year 2000 compliance. Although management is continuing to assess the expense associated with internal Year 2000 compliance, the Company does not believe that the costs incurred in connection with its Year 2000 compliance program will have a material adverse effect on the Company's results of operations or financial condition.

    The Company has completed an assessment and analysis of its internal information technology systems, software and manufacturing equipment. The Company has implemented the significant system changes needed to correct its internal Year 2000 issues. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's results of operations.

    The Company has established a program to assess its products to ensure that they are Year 2000 compliant. To monitor this program and to inform customers about the Year 2000 issues with respect to its products, the Company has created a website at www.adaclabs.com/about/year20001.html. This website identifies the status of Year 2000 compatibility of its products, including products that are Year 2000 compliant, products that need software updates, products that require hardware upgrades, and products that cannot be made Year 2000 compliant.

    The Company is selling, or providing under warranty or service contracts, software license upgrades to update its installed base to make its products Year 2000 compliant. For older equipment which the Company no longer manufactures, the Company will sell hardware upgrades to its customers which will address the Year 2000 compliance where possible. The Company has contacted by mail all customers which require computer hardware upgrades, and has also posted information relating to Year 2000 compliance for its products on the Company's website as described above.

    The Company has completed gathering information from its suppliers and vendors to determine the extent to which the Company's capabilities are vulnerable to failure by those third parties to remedy their own Year 2000 issues. The Company does not believe that there will be any material adverse effect on the Company's results of operations. However, there is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company.

    The Company has implemented a Year 2000 contingency plan and incurred Year 2000 costs of approximately $1.2 million. This amount does not include any potential costs related to any customer or other claim. In addition, these costs are based on current assessments of the activities already completed and are subject to any changes necessary, after the Year 2000 transition occurs.

    Actual results may vary as a result of number of factors, including those described herein. There can be no assurance that the Company has successfully modified all such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

    In addition, the Company has ensured that the software included in its products and other systems is Year 2000 compliant. Failure (or perceived failure) of such products to be Year 2000 compliant could significantly adversely affect sales of such products, which could have a material adverse effect on the

Company's results of operations and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Potential customers may choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industries in which the Company competes. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

HEALTH CARE REFORM; REIMBURSEMENT AND PRICING PRESSURE

    There is significant concern today about the availability and rising cost of health care in the United States. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third party payors, which could have a material adverse effect on the Company's results of operations.

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

RELIANCE ON SUPPLIERS

    Certain components used by the Company to manufacture its products such as the sodium iodide crystals used in the Company's Medical Systems are presently available from only one supplier. The Company also relies on several significant vendors for hardware and software components for its health care information systems products. The loss of any of these suppliers, including any single-source supplier, would require obtaining one or more replacement suppliers as well as potentially requiring a significant level of hardware and software development to incorporate the new parts into the Company's products. Although the Company has obtained insurance to protect against loss due to business interruption from these and other sources, there can be no assurance that such coverage would be adequate.

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

MARKET RISK

FOREIGN CURRENCY EXCHANGE

    The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposures relate to non-U.S. dollar denominated sales in Europe and Canada where the principal currencies are Dutch Guilders, German Deutsche Marks and Canadian Dollars. Currently, the Company does not hedge foreign currency exchange rate exposures.

INTEREST RATE RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and notes payable to banks. The Company's cash equivalents include highly liquid instruments with an original maturity of three months or less. The Company primarily enters into debt obligations to support general corporate purposes, including working capital requirements, capital expenditures, and acquisitions. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate notes payable and cash equivalents.

    The estimated fair value of the Company's cash and cash equivalents approximates their carrying values based on the short maturities of these financial instruments. The estimated fair value of the Company's debt obligations approximates their carrying values based on rates currently available to the Company for debt with similar terms and remaining maturities. Although payments under certain of the Company's operating leases for its facilities are tied to market indices, the Company is not exposed to material interest rate risk associated with these obligations. The Company does not hedge interest rate change exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements

  Consolidated Statements of Operations.....................        29

  Consolidated Balance Sheets...............................        30

  Consolidated Statements of Cash Flows.....................        31

  Consolidated Statements of Shareholders' Equity...........        32

  Notes to Consolidated Financial Statements................     33-55

  Report of Independent Accountants.........................        56

Financial Statement Schedules:

  For the Fiscal Years Ended October 3, 1999,
  September 27, 1998 and September 28, 1997:

  Schedule I--Valuation and Qualifying Accounts.............        62

  Schedule II--Supplementary Statement of Operations
    Information.............................................        63

                       ADAC LABORATORIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FISCAL YEAR ENDED
                                                ------------------------------------------------------------
                                                OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
                                                ----------------   -------------------   -------------------
REVENUES, NET:
  Product.....................................      $244,274            $219,046              $194,238
  Service.....................................        97,857              81,482                69,649
                                                    --------            --------              --------

                                                     342,131             300,528               263,887
                                                    --------            --------              --------
COST OF REVENUES:
  Product.....................................       171,246             124,113               114,639
  Service.....................................        68,522              54,923                45,463
  Discontinued product........................            --              13,661                    --
                                                    --------            --------              --------

                                                     239,768             192,697               160,102
                                                    --------            --------              --------

Gross profit..................................       102,363             107,831               103,785
                                                    --------            --------              --------

OPERATING EXPENSES:
  Marketing and sales.........................        62,387              49,637                41,570
  Research and development....................        18,188              16,836                16,728
  General and administrative..................        53,570              19,537                15,930
  Goodwill amortization.......................         1,951               2,165                 1,015
  Acquired in-process research and
    development...............................         1,407                  --                   531
  Restructuring charges.......................         4,024                  --                    --
  Discontinued products.......................            --               1,910                    --
  Acquisition expense write off...............            --               1,300                   651
                                                    --------            --------              --------

                                                     141,527              91,385                76,425
                                                    --------            --------              --------

Operating income (loss).......................       (39,164)             16,446                27,360
                                                    --------            --------              --------

OTHER EXPENSE:
  Interest and other, net.....................         4,501               4,338                 5,271
                                                    --------            --------              --------

Income (loss) before provision (benefit) for
  income taxes................................       (43,665)             12,108                22,089
Provision (benefit) for income taxes..........       (10,045)              4,722                 8,615
                                                    --------            --------              --------

Net income (loss).............................      $(33,620)           $  7,386              $ 13,474
                                                    --------            --------              --------

Net income (loss) per share:
  Basic.......................................      $  (1.64)           $    .38              $    .73
  Diluted.....................................      $  (1.64)           $    .36              $    .69
Number of shares used in per share
  calculations:
  Basic.......................................        20,466              19,500                18,419
  Diluted.....................................        20,466              20,387                19,534

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              OCTOBER 3, 1999    SEPTEMBER 27, 1998
                                                              ----------------   -------------------
                                               ASSETS
Current assets:
  Cash and cash equivalents.................................      $  5,796             $  4,869
  Trade receivables, net of allowance for doubtful accounts
    of $14,707 in 1999 and $2,319 in 1998...................        80,393               55,316
  Tax and other receivables.................................         2,265                7,294
  Inventories, net..........................................        35,076               78,311
  Prepaid expenses and other current assets.................         5,620                3,718
  Current deferred income taxes.............................        13,717                3,701
                                                                  --------             --------

    Total current assets....................................       142,867              153,209

Service parts, net..........................................        18,297               18,063
Fixed assets, net...........................................        15,555               11,007
Capitalized software, net of accumulated amortization of
  $13,167 in 1999 and $9,938 in 1998........................        17,417               11,770
Intangibles, net............................................        41,024               26,546
Deferred income taxes.......................................         3,230                6,440
Other assets, net...........................................         1,272                2,748
                                                                  --------             --------

    Total Assets............................................      $239,662             $229,783
                                                                  --------             --------

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................      $ 51,961             $ 23,396
  Accounts payable..........................................        13,492               22,887
  Deferred revenues.........................................        17,185               11,591
  Accrued compensation......................................        12,750                8,903
  Customer deposits and advances............................         6,757                5,317
  Warranty and installation.................................         5,835                6,595
  Other accrued liabilities.................................        20,461               11,110
                                                                  --------             --------

    Total current liabilities...............................       128,441               89,799

Non-current liabilities.....................................         3,708                3,082
                                                                  --------             --------

  Total Liabilities.........................................       132,149               92,881
                                                                  --------             --------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred stock, no par value: Authorized: 5,000 shares;
    issued and outstanding: none
  Common stock, no par value: Authorized: 50,000 shares;
    issued and outstanding: 20,542 shares as of October 3,
    1999 and 20,253 shares as of September 27, 1998.........       154,275              149,599
  Accumulated deficit.......................................       (43,886)             (10,266)
  Accumulated other comprehensive loss......................        (2,876)              (2,431)
                                                                  --------             --------
Total shareholders' Equity..................................       107,513              136,902
                                                                  --------             --------
Total Liabilities and Shareholders' Equity..................      $239,662             $229,783
                                                                  --------             --------

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                  FISCAL YEAR ENDED
                                                              OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
                                                              ----------------   -------------------   -------------------
Cash flows from operating activities:
Net income (loss)...........................................      $(33,620)            $ 7,386               $13,474
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................        17,670              12,395                11,125
  Provision for doubtful accounts...........................        20,005               1,905                 2,513
  Deferred income taxes.....................................        (9,382)              3,093                14,835
  Stock compensation expenses...............................           548                 343                    --
  Inventory allowance.......................................        19,205                (785)                1,008
  Restructuring charges.....................................         4,024                  --                    --
  Acquired in-process research and development..............         1,407                  --                   531
  Discontinued products.....................................            --              15,571                    --
Acquisition expense write off...............................            --               1,300                   651
Changes in operating assets and liabilities:
  Trade receivable..........................................       (45,078)            (12,025)               (6,160)
  Tax and other receivables.................................         5,029              (5,834)               (1,460)
  Inventories...............................................        27,311             (30,841)               (3,062)
  Prepaid expenses and other current assets.................        (2,525)             (2,176)                2,364
  Service parts.............................................        (5,459)             (3,996)               (3,007)
  Accounts and dividends payable............................        (7,912)             11,679                (3,419)
  Deferred revenues.........................................         4,863              (1,303)                 (654)
  Accrued compensation......................................         3,819               1,336                (1,342)
  Customer deposits and advances............................         1,440               2,176                    14
  Warranty and installation, and other accrued
    liabilities.............................................         3,852               6,029                (5,765)
  Non-current liabilities...................................         1,013                (920)                  246
                                                                  --------             -------               -------

Net cash provided by operating activities...................         6,210               5,333                21,892
                                                                  --------             -------               -------
Cash flows from investing activities:
  Capital expenditures......................................        (9,746)             (4,930)               (6,166)
  Capitalized software......................................        (8,877)             (6,987)               (4,536)
  Intangibles and other assets..............................        (1,404)             (6,249)              (11,176)
  Acquisition of UGM, net of acquired cash..................       (16,991)                 --                    --
                                                                  --------             -------               -------

Net cash used in investing activities.......................       (37,018)            (18,166)              (21,878)
                                                                  --------             -------               -------

Cash flows from financing activities:
  Borrowings (repayments) under short-term debt
    Arrangements, net.......................................        28,565                 188                (5,009)
  Payments under capital lease agreements...................          (388)               (259)                 (246)
  Proceeds from issuance and repurchase of common stock,
    net.....................................................         3,946              12,750                10,733
  Dividends paid............................................            --                  --                (2,137)
                                                                  --------             -------               -------

Net cash provided by financing activities...................        32,123              12,679                 3,341
                                                                  --------             -------               -------
Effect of exchange rate changes on cash.....................          (388)                (65)               (1,348)
                                                                  --------             -------               -------

Net change in cash and cash equivalents.....................           927                (219)                2,007
Cash and cash equivalents, at beginning of the year.........         4,869               5,088                 3,081
                                                                  --------             -------               -------

Cash and cash equivalents, at end of the year...............      $  5,796             $ 4,869               $ 5,088
                                                                  --------             -------               -------
Supplemental cash flow disclosure:
  Interest paid.............................................      $  4,160             $ 4,369               $ 3,835
  Income taxes paid.........................................           971               5,281                 4,185
Noncash investing and financing activities:
  Assets purchased under capital leases.....................         1,534                  --                    --

  Issuance of common stock pursuant to the acquisitions of Southern Cats, Geometrics, Photon and Cortet (see Note 4
    "Acquisitions").

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          COMMON STOCK                     ACCUMULATED OTHER
                                       -------------------   ACCUMULATED     COMPREHENSIVE
                                        SHARES     AMOUNT      DEFICIT           LOSS           TOTAL
                                       --------   --------   -----------   -----------------   --------
Balances, September 29, 1996.........   17,781    $110,943     $(31,126)        $(1,018)       $ 78,799
Employee stock purchases and
  exercises of employee stock
  options............................      623       6,323           --              --           6,323
Shares sold under dividend
  reinvestment plan..................       38         776           --              --             776
Shares withheld in payment of stock
  options exercised..................      (37)       (794)          --              --            (794)
Income tax benefit resulting from
  exercises of stock options.........       --       2,765           --              --           2,765
Pooling of interest with Photon......       57          --           --              --              --
Acquisition of Cortet and
  Geometrics.........................      350       7,827           --              --           7,827
Warrants exercised...................       --         269           --              --             269
Translation adjustment...............       --          --           --          (1,348)         (1,348)
Net income...........................       --          --       13,474              --          13,474
                                        ------    --------     --------         -------        --------

Balances, September 28, 1997.........   18,812     128,109      (17,652)         (2,366)        108,091
Employee stock purchases and
  exercises of employee stock
  options............................    1,215      13,147           --              --          13,147
Shares sold under dividend
  reinvestment plan..................       50       1,013           --              --           1,013
Shares withheld in payment of stock
  options exercised..................      (51)     (1,067)          --              --          (1,067)
Income tax benefit resulting from
  exercises of stock options.........       --       5,597           --              --           5,597
Acquisition of Southern Cats.........      139       2,800           --              --           2,800
Warrants exercised...................       88          --           --              --              --
Translation adjustment...............       --          --           --             (65)            (65)
Net income...........................       --          --        7,386              --           7,386
                                        ------    --------     --------         -------        --------

Balances, September 27, 1998.........   20,253     149,599      (10,266)         (2,431)        136,902
Employee stock purchases and
  exercises of employee stock
  options............................      241       3,509           --              --           3,509
Shares sold under dividend
  reinvestment plan..................       48         825           --              --             825
Income tax benefit resulting from
  exercises of stock options.........       --         342           --              --             342
Translation adjustment...............       --          --                         (445)           (445)
Net loss.............................       --          --      (33,620)             --         (33,620)
                                        ------    --------     --------         -------        --------
Balances, October 3, 1999............   20,542    $154,275     $(43,886)        $(2,876)       $107,513
                                        ------    --------     --------         -------        --------

  The accompanying notes are an integral part of these consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

    The Company's fiscal year ends on the Sunday closest to September 30. Fiscal 1999 included 53 weeks, while fiscal 1998 and 1997 included 52 weeks.

FINANCIAL STATEMENT PRESENTATION

    The consolidated financial statements include the accounts of ADAC Laboratories and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1999 presentation.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The Company's foreign subsidiaries' functional currencies are considered to be their respective local currencies. Adjustments that arise in translating their financial statements into U.S. dollars are included as a separate component of shareholders' equity in the consolidated balance sheets. Gains and losses from foreign currency transactions have been immaterial for the periods presented.

REVENUE RECOGNITION

    Beginning in fiscal 1999, the Company adopted Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition," as amended by Statements of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and 98-9 "Modification of SOP 97-2 with Respect to Certain Transactions". The adoption of SOP 97-2, as amended, applied to revenue recognized in the Company's RTP and HCIS businesses.

    Medical Systems: Revenues related to the Company's Medical Systems business product sales are recognized upon shipment to the customer, at which time title and risk of ownership pass. In circumstances where customers request the product to be temporarily stored or shipped to a site other than where it is intended to be used, revenue is recognized where the customer makes a written request based on its circumstances which prevent immediate on site delivery, title and risk of ownership pass to the customer, a significant down payment is received, and delivery to the end use site is generally expected within a specified period. Estimated provisions for installation and warranty are accrued upon revenue recognition for the product sales. Revenues related to Medical Systems services are recognized ratably over the relevant contractual period or as the services are performed. Medical Systems services revenue billed but unearned is included on the consolidated balance sheets as deferred revenue.

    Radiation Therapy Products ("RTP") and Health Care Information Systems ("HCIS") Cardiology: Revenues related to the RTP and HCIS Cardiology businesses are derived from software licenses, computer hardware sales, related implementation, training and support services and maintenance contracts. Revenues for software licenses are recognized at the shipment date. Revenues for computer hardware sales are recognized at the time of shipment. When software is sold in conjunction with hardware, revenue is recognized when both software and hardware have been shipped. The Company's obligations subsequent to shipment primarily relate to implementation, training and maintenance, such revenues are recognized as services are performed based on vendor specific objective evidence of fair value. Revenues from support services and maintenance contracts are recognized ratably over the relevant contractual period.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Health Care Information Systems (other than Cardiology): Revenues related to the HCIS business are derived from software licenses, computer hardware sales, related implementation, training and support services and maintenance contracts. The installation of HCIS systems typically occurs over a nine to twelve month period. During fiscal 1997 and 1998, revenues in the HCIS business were recognized as described in the preceding paragraph. Adoption of SOP 97-2, as amended, in fiscal 1999 resulted in changes in revenue recognition for the Company's HCIS business. Commencing with contracts entered into in fiscal 1999, HCIS recognized revenue for software licenses, computer hardware, implementation and training under the percentage of completion method, based on the ratio of labor costs incurred versus total estimated labor costs. Revenues from support services and maintenance contracts are recognized ratably over the relevant contractual period. Renewal of software licenses are recognized over the renewal period.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred.

INCOME TAXES

    Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized as income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that the related deferred tax assets will not be realized.

INCOME (LOSS) PER SHARE

    Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of common stock options and warrants using the treasury stock method, if dilutive. The calculation of basic and diluted net income
(loss) per share is as follows:

                                                                               FISCAL YEAR ENDED
($000, EXCEPT PER SHARE DATA)                              OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
-----------------------------                              ----------------   -------------------   -------------------
Basic EPS:
  Net income (loss)......................................      $(33,620)            $ 7,386               $13,474
  Weighted average common shares outstanding.............        20,466              19,500                18,419
  Basic net income (loss) per share......................      $  (1.64)            $   .38               $   .73
Diluted EPS:
  Net income (loss)......................................      $(33,620)            $ 7,386               $13,474
  Weighted average common shares outstanding.............        20,466              19,500                18,419
  Options and warrants...................................            --                 887                 1,115
                                                               --------             -------               -------
  Total shares...........................................        20,466              20,387                19,534
                                                               --------             -------               -------
  Diluted net income (loss) per share....................      $  (1.64)            $   .36               $   .69

    If the Company had recorded net income in fiscal 1999, total diluted shares would have been increased by shares for 284,000 options.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

    All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

CONCENTRATION OF CREDIT RISK

    The Company sells its products to hospitals and clinics worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses. The Company invests any excess cash on deposits with a major investment bank. The Company has not experienced any losses on these deposits.

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

INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Inventory reserves are recorded in the period when slow moving or obsolete materials are first identified.

SERVICE PARTS

    Parts used for servicing installed equipment are stated at cost and depreciation is computed over the estimated useful life. During fiscal 1999, the Company reviewed the composition of its capitalized field service inventory and the estimated collective useful life of this asset. As a result of this review, effective beginning in the fourth quarter of fiscal 1999, the Company revised its method of computing depreciation on its existing service parts inventory from 10 years using the declining balance method to 5 years on the straight line method. Depreciation on all service parts capitalized in the future will be computed over 7 years on the straight line method. These revisions had an immaterial effect on the results of operations. The Company will continue to monitor recoverability of the collective asset under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

FIXED ASSETS

    Major additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the financial statements, and any gain or loss on disposal is included in the consolidated statements of operations. Depreciation on fixed assets, other than leasehold improvements, is computed on a straight-line basis over their estimated useful lives (3-5 years). Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining term of the related leases.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE FOR PRODUCTS

    Costs related to the conceptual formulation and design of software products to be licensed or sold are expensed as research and development. Costs incurred subsequent to establishing technological feasibility of software products to be licensed or sold are capitalized. Amortization of capitalized software development costs, which begins when products are available for general release to customers, is computed using the greater of 1) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues; or
2) a straight-line basis over the expected product lives, generally estimated to be three to seven years.

    Software costs capitalized during fiscal 1999, 1998 and 1997 were approximately $8.9 million, $7.0 million and $4.5 million, respectively. Amortization of capitalized development software costs during the fiscal 1999, 1998 and 1997 of approximately $3.2 million, $3.4 million and $3.2 million, respectively, has been charged to cost of product revenues. Capitalized software development costs relating to products which have not yet been released were approximately $4.9 million at October 3, 1999. See Note 10, "Non-Ordinary Charges and Expenses", relating to the write-off of LabStat capitalized software.

INTERNAL USE SOFTWARE

    The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs related to the purchase, design, coding, testing and installation of internal use software are capitalized. Amortization of internal use software costs, which begins when software is used in business operations, is computed using the straight-line method over the expected lives, generally estimated to be five years. Internal use software costs capitalized during fiscal 1999 amounted to approximately
$0.9 million. The Company had no internal use software costs capitalized before fiscal 1999.

INTANGIBLES

    Goodwill and other purchased intangibles, including acquired technology, are capitalized and amortized on a straight-line basis over the estimated useful life of the related asset (7-20 years). The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in fiscal 1999 or 1998.

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

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 2 BALANCE SHEET DETAIL:

                                                              OCTOBER 3, 1999    SEPTEMBER 27, 1998
                                                              ----------------   -------------------
Inventories consist of:
  Purchased parts and sub-assemblies........................      $ 14,679            $ 17,452
  Work-in-process...........................................         5,518               5,713
  Finished goods............................................        25,481              59,217
                                                                  --------            --------
                                                                    45,678              82,382
  Less reserves.............................................       (10,602)             (4,071)
                                                                  --------            --------
                                                                  $ 35,076            $ 78,311
                                                                  --------            --------
Service parts consist of:
  Field service parts, at cost..............................      $ 28,424            $ 26,327
  Less accumulated depreciation.............................       (10,127)             (8,264)
                                                                  --------            --------
                                                                  $ 18,297            $ 18,063
                                                                  --------            --------
Fixed assets, at cost, consist of:
  Production and test equipment.............................      $  3,819            $  4,351
  Field service equipment...................................           709               1,168
  Office and demonstration equipment........................        23,707              14,401
  Leasehold improvements....................................         1,659               1,261
                                                                  --------            --------
                                                                    29,894              21,181
  Less accumulated depreciation and amortization............       (14,339)            (10,174)
                                                                  --------            --------
                                                                  $ 15,555            $ 11,007
                                                                  --------            --------
Intangibles consist of:
  Goodwill..................................................      $ 27,961            $ 21,849
  Acquired technology.......................................        17,626               8,984
  Capitalized design costs..................................         2,847               1,210
  Other.....................................................         1,725                 510
                                                                  --------            --------
                                                                    50,159              32,553
  Less accumulated amortization.............................        (9,135)             (6,007)
                                                                  --------            --------
                                                                  $ 41,024            $ 26,546
                                                                  --------            --------
Other accrued liabilities consist of:
  Accrued cost of revenue...................................      $  4,566            $  3,354
  South American recourse obligations.......................         4,259                  --
  Accrued royalties.........................................         2,067                 956
  Accrued restructuring.....................................         1,978                  --
  Sales and other taxes payable.............................         1,429                 528
  Accrued legal and accounting fees.........................           974                 194
  Accrued loan obligations and bank fees....................           794                  --
  Other accrued expenses....................................         4,394               6,078
                                                                  --------            --------
                                                                  $ 20,461            $ 11,110
                                                                  --------            --------
Non-current liabilities consist of:
  Accrued rent..............................................      $  1,462            $  1,162
  Non current lease and note liabilities....................         1,474                 438
  Deferred contract revenue.................................           772                 927
  Other non-current liabilities.............................            --                 555
                                                                  --------            --------
                                                                  $  3,708            $  3,082
                                                                  --------            --------

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 3 RESTRUCTURING CHARGES

    On September 27, 1998, the Company concluded a comprehensive review of its international operations and decided to restructure its European and South American businesses. As a result, the Company recorded charges in fiscal 1999 of $2.5 and $0.8 million, respectively. In June of 1999, the Company also decided to restructure its ADAC Medical Technologies ("AMT") business and recorded a charge of $0.5 million. In September 1999, the Company decided to carry out additional restructuring of its South American Business and recorded a charge of $0.5 million and recovered $0.2 million of European restructuring charges due to revised estimates related to employee severance costs. The fiscal 1999 restructuring costs were comprised of $2.3 million for severance expenses, $0.8 million for legal and consulting costs, $0.2 million for facilities and $0.8 million for other costs associated with the restructuring. As of October 3, 1999, $2.0 million remained in the accrual for restructuring costs comprised of $1.1 million for severance expenses, $0.5 million for legal and consulting, $0.2 million for facilities and $0.2 million for other costs associated with the restructuring. The Company currently anticipates that these restructuring costs will be paid during fiscal 2000.

NOTE 4 ACQUISITIONS

    On October 1, 1999, the Company acquired two related companies, UGM Medical Systems Inc. and UGM Laboratories, Inc. (together "UGM") for $18.5 million. UGM was an independent developer and manufacturer of PET equipment, for which the Company has been its principal distributor. The acquisition was accounted for using the purchase method of accounting and the results of UGM have been included in the Company's financial statements subsequent to October 1, 1999. The allocation of the purchase price to the tangible and identifiable intangible assets acquired in connection with this acquisition was based on estimated fair values as determined by management as follows:

                                                            AMORTIZATION LIFE
                                                            -----------------
Goodwill.................................................  $ 5,931    15 years
Other identifiable assets, net...........................    4,692          --
Acquired technology......................................    9,063    15 years
Acquired workforce.......................................      324     6 years
Acquired in-process research and development.............    1,407          --
Deferred income taxes....................................   (2,898)         --
                                                           -------
Total purchase price.....................................  $18,519
                                                           -------

    The amortization of goodwill, acquired technology and workforce is being computed on the straight-line basis. The Company also recognized a pre-tax charge to operations of $1.4 million for the purchase of acquired in-process research and development. This charge was computed using the percent complete method, discounting the relevant future cash flows at 40% to reflect the weighted average cost of capital and the specific risks associated with each in-process product.

    The total purchase price consisted of cash of $18.0 million and transaction costs of $0.5 million. Further, the Company may be required to pay additional purchase price consideration and incur future compensation in amounts not exceeding $18.0 and $2.0 million, respectively, pursuant to the terms of certain earn out provisions. The performance period for such provisions is five years. UGM is not material to the consolidated results of operations of the Company.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 4 ACQUISITIONS (CONTINUED)

    In January 1998, the Company acquired CT Solutions, Inc. ("CT Solutions") and O.N.E.S. Medical Services, Inc. ("ONES") for $3.0 and $1.1 million, respectively, in cash. CT Solutions was an independent provider of computed tomography refurbished equipment and service. ONES was a provider of nuclear medicine service and refurbished equipment. The acquisitions were accounted for using the purchase method of accounting. CT Solutions and ONES are not material to the financial position or results of operations of the Company.

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

    In May 1997, the Company acquired Cortet, Inc. (Cortet), of Winter Park, Florida, in exchange for 159,087 shares of the Company's common stock valued at approximately $3.9 million including acquisition related costs. Cortet was a developer of client-server information systems for use in cardiac catheterization laboratories. The acquisition was accounted for using the purchase method of accounting and the results of Cortet have been included in the Company's consolidated financial statements subsequent to May 1997. In connection with the acquisition, the Company recognized a pre-tax charge to operations of $0.5 million for the purchase of acquired in-process research and development.

    In February 1997, the Company acquired Photon Diagnostic Technologies, Inc. (Photon), of Miami, Florida, in exchange for 57,143 shares of the Company's common stock valued at approximately $1.5 million. Photon refurbished, serviced and supported Elscint nuclear medicine imaging systems. The acquisition was accounted for as a pooling of interests. Prior period financial statements were not restated because Photon was not material to the financial position or results of operations of the Company.

    In November 1996, the Company acquired Geometrics Corporation (Geometrics), of Madison, Wisconsin, a developer of specialized medical software used in the planning of radiation therapy treatments for cancer patients, in exchange for 190,561 shares of the Company's common stock valued at approximately
$3.9 million. The acquisition was accounted for using the purchase method of accounting and the results of Geometrics have been included in the Company's consolidated financial statements subsequent to November 1997. In connection with the acquisition, the Company recognized $3.9 million of acquired technology that is being amortized over seven years.

NOTE 5 CREDIT AND BORROWING ARRANGEMENTS

    The Company has a $75.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays interest and commitment fees on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment and interest rates are based on the bank prime rate or LIBOR plus rates ranging from 1.0% to 2.5%. At October 3, 1999, the Company had $23.4 million available for borrowing under this facility. Borrowings are collateralized by all of the Company's assets, and the Company is required to comply with certain financial and other covenants. In February 1999, the Company delayed delivering financial statements and related information to its banks in connection with the restatement occurring at that time. This constituted a default under the facility. In May 1999, the Company again delayed delivering financial statements and related information to its banks

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 5 CREDIT AND BORROWING ARRANGEMENTS (CONTINUED)

in connection with the delayed public release of second quarter financials for fiscal 1999. This also constituted a default under the facility. In both cases, the banks waived the defaults and consented to an extension of time required to provide such information. The Company has since delivered all required information within the time frames required by the covenants. In addition, the results of the Company's operations in the second and third quarters of fiscal 1999 caused the Company to be out of compliance with all financial covenants in the facility. The banks waived this default for the second quarter of fiscal 1999. The Company amended the facility on August 17, 1999, modifying the financial covenants to be more reflective of the Company's recent financial performance. The Company was in compliance with all financial covenants in the facility on October 3, 1999.

    Additional information with respect to such revolving lines of credit is as follows:

($000)                                          OCTOBER 3, 1999    SEPTEMBER 27, 1998
------                                          ----------------   -------------------
Maximum borrowings during the year............       $58,300             $61,346
Average borrowings during the year............       $46,071             $40,418
Weighted average interest rates during the
  year........................................          7.09%               6.70%

NOTE 6 COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases its office and manufacturing facilities under operating leases which expire at various dates through 2008. The Company is responsible for maintenance, taxes and insurance on its principal facilities.

    As of October 3, 1999, future annual minimum lease payments for all non-cancelable operating leases are as follows:

FISCAL YEAR ENDING ($000)                                  BUILDING   EQUIPMENT
-------------------------                                  --------   ---------
2000.....................................................  $ 5,793     $2,704
2001.....................................................    5,870        824
2002.....................................................    5,814        163
2003.....................................................    4,975          6
2004.....................................................    4,345          0
Thereafter...............................................    5,791          0
                                                           -------     ------
Total minimum lease payments.............................  $32,588     $3,697
                                                           -------     ------

    Rent expense totaled $8.6 million, $6.4 million and $5.9 million for fiscal 1999, 1998 and 1997, respectively.

CAPITAL LEASES

    During fiscal 1999, the Company entered into five additional capital leases all with terms of five years. Under these agreements, certain leased fixed assets are pledged as collateral.

                       ADAC LABORATORIES AND SUBSIDIARIES

    As of October 3, 1999, future annual minimum lease payments for all capital leases were as follows:

FISCAL YEAR ENDING ($000)
-------------------------
2000........................................................   $  446
2001........................................................      361
2002........................................................      360
2003........................................................      360
2004........................................................      222
                                                               ------
Total minimum lease payments................................    1,749
Amount representing interest................................     (245)
                                                               ------
Present value of net minimum lease payments.................    1,504
Less current portion........................................     (354)
                                                               ------
                                                               $1,150
                                                               ------

    Payments under these capital lease obligations totaled $0.4, $0.3 and $0.2 million in fiscal 1999, 1998 and 1997, respectively. As of October 3, 1999, the Company had $2.3 million of equipment under capital leases with accumulated amortization of $0.9 million.

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

    While it is not possible to determine the ultimate outcome of these actions at this time, management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position. However, the outcome of these actions could have a material adverse effect on the Company's results of operations or cash flows.

    The Company has been informed that the United States Securities and Exchange Commission (SEC) has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its financial results for 1996, 1997 and the first three quarters of 1998. The Company is continuing to cooperate with the SEC. The Company is unable to predict the outcome of the investigation at this time.

OTHER

    Under third party financing programs in effect prior to fiscal 1999, the Company has contingent liabilities and certain recourse obligatons ranging from 10% to 100% of the amounts financed. As of October 3, 1999, the contingent liability in excess of amounts accrued was $1.2 million.

                       ADAC LABORATORIES AND SUBSIDIARIES

    The Company has in place performance bonds to shield certain customers from potential damages that might result should the Company fail to deliver equipment as promised. The amount of the bonds at October 3, 1999 was $0.6 million.

NOTE 7 CAPITAL STOCK

PREFERRED STOCK

    The Board of Directors is authorized to determine the rights and preferences of the preferred stock, issuable in series. The Board of Directors may increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of such series then outstanding.

COMMON STOCK

    In fiscal 1997 and 1995, the Board of Directors approved the issuance of warrants to purchase up to 24,000 and 60,000 shares of common stock, respectively, to a consulting firm as partial compensation for services rendered and to be rendered. The exercise price for these warrants were $22.00 and $11.88, respectively. The warrants were issued proportionately as services were performed. As of October 3, 1999, 24,000 of these warrants were still outstanding. For fiscal 1999, the warrants had no effect on the shares used for calculation of diluted net loss per share. For fiscal 1998 and 1997, the effect on shares used for calculation of diluted net income per share were 46,494 and 69,655, respectively.

NOTE 8 STOCK PLANS

STOCK OPTION PLANS

    The Company currently has two stock option plans for employees, the 1992 Stock Option Plan, as amended, and the 1999 Long-Term Incentive Plan which was approved by the Company's stockholders in May 1999.

    The 1992 Stock Option Plan allows for non-qualified as well as incentive options to be granted to employees, officers, consultants and others. Incentive stock options must be granted at exercise prices of not less than fair market value and expire within 10 years from the date of grant. Under the plan, non-qualified stock options can have exercise prices of not less than 85% of fair market value and also expire within 10 years of grant date.

    The 1999 Long-term Plan (the "1999 Plan") authorizes the issuance of incentive stock options, non-qualifying stock options, restricked stock and other incentives to directors, employees, and consultants. The exercise price under the 1999 Plan can not be less than the fair market value per share on the date of the grant. The term of the options are 10 years and generally vest over a five-year period. The 1999 Plan limits the number of options that can be granted to any one individual in any fiscal year to 300,000 shares.

    In fiscal 1999, the Company adopted the 1999 Supplemental Incentive Plan ("the Supplemental Plan"). The Supplemental Plan provides for the issuance of options and restricted stock grants to directors, employees and consultants of the Company. The restricted stock generally vests over four years. During fiscal 1999, the Board of Directors approved the issuance of 150,000 shares of common stock under the supplemental plan. As of October 3, 1999, no shares have been issued. The Company recognized $160,000 of compensation expense in fiscal 1999.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 8 STOCK PLANS (CONTINUED)

    In addition, the Company has a directors' stock option plan under which options are granted to non-employee directors. Options under this plan are granted for a period of 5 years from the date of grant at an option exercise price equal to fair market value.

    A summary of the activity under these plans is as follows:

                                                1999                    1998                    1997
                                        ---------------------   ---------------------   ---------------------
                                                   WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                    EXERCISE                EXERCISE                EXERCISE
(SHARES IN THOUSANDS)                   OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
---------------------                   --------   ----------   --------   ----------   --------   ----------
Outstanding at beginning of year......   3,070       $16.19       3,280      $13.38      2,873       $11.08
Granted...............................   1,967         8.52       1,182       18.42      1,131        17.33
Exercised.............................    (106)       12.20      (1,174)      10.31       (564)        9.23
Canceled..............................    (766)       15.17        (218)      17.69       (160)       14.60
                                         -----                   ------                  -----
Outstanding at end of year............   4,165        13.00       3,070       16.19      3,280        13.38
                                         -----                   ------                  -----

Options exercisable at end of year....   1,261       $15.75         846      $13.32      1,073       $10.61

Options available for grant at end of
  year................................     514                      294                    638

    The following table summarizes information about stock options outstanding at October 3, 1999:

                                       OPTIONS OUTSTANDING
                                  ------------------------------                  OPTIONS EXERCISABLE
                                                    WEIGHTED                    ------------------------
                                                    AVERAGE        WEIGHTED-                  WEIGHTED-
                                                   REMAINING        AVERAGE                    AVERAGE
(SHARES IN THOUSANDS)               NUMBER      CONTRACTUAL LIFE    EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING       IN YEARS         PRICE      EXERCISABLE     PRICE
------------------------          -----------   ----------------   ----------   -----------   ----------
$6.31 to $7.75..................     1,601            9.67           $ 7.18           25        $ 7.45
7.88 to 15.88...................       716            6.88            13.12          515         13.30
16.00 to 19.38..................       990            7.25            16.36          474         16.65
19.50 to 24.25..................       858            8.43            19.89          247         19.98
                                     -----                                         -----
                                     4,165            8.36            13.00        1,261         15.75
                                     -----                                         -----

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 8 STOCK PLANS (CONTINUED)

    The following table discloses the Company's pro forma net income (loss) and net income (loss) per share assuming compensation costs for employee stock options had been determined using the Black-Scholes option-pricing model with the following assumptions: (i) no dividends, (ii) expected volatility of 90%, 56% and 55% for fiscal 1999, 1998 and 1997, respectively, (iii) risk free interest rate of 5.12%, 5.95% and 6.16% for fiscal 1999, 1998 and 1997, respectively, (iv) and expected lives of 3 years, 3 years and 2 years for fiscal 1999, 1998 and 1997, respectively:

                                                     FISCAL YEAR ENDED
                                ------------------------------------------------------------
($000)                          OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
------                          ----------------   -------------------   -------------------
Net income (loss):
  As reported.................      $(33,620)            $7,386                $13,474
  Pro forma...................       (37,754)             4,243                 11,078
Net income (loss) per share:
Basic
  As reported.................      $  (1.64)            $  .38                $   .73
  Pro forma...................         (1.84)               .22                    .60
Diluted
  As reported.................         (1.64)               .36                    .69
  Pro forma...................         (1.84)               .21                    .57

    Because the accounting method prescribed by SFAS 123 is not applicable to options granted prior to October 3, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of the amounts to be expected in future years.

    On November 10, 1997, HCIS adopted a stock option plan, the HCIS 1997 Stock Option Plan, for its employees under which options may be granted. Total shares of HCIS common stock reserved under the plan are 1,485,000. During fiscal 1999, 583,000 options were granted under the plan. Total options outstanding at October 3, 1999 are 1,044,000, and total options available for grant are 441,000. The Company recognized $388,000 and $343,000 of compensation expense in fiscal 1999 and 1998, respectively, related to this plan.

EMPLOYEE STOCK PURCHASE PLAN

    This plan, as amended, permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 10% of the employee's compensation and cannot exceed 200 shares per employee per interim offering period) at the lower of 85% of fair market value at the beginning of the applicable offering period or at the end of each interim period. During fiscal 1999, 1998 and 1997, 75,000, 99,000 and 56,000 shares were issued at an average price of $13.11, $16.22 and $15.05 per share, respectively. At October 3, 1999, there were 263,000 share available under this plan.

PREFERRED SHARE PURCHASE RIGHTS PLAN

    In April 1996, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Rights Plan"). Under the Rights Plan, a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, of the Company was declared. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 8 STOCK PLANS (CONTINUED)

Participating Preferred Stock, without par value (the "Preferred Stock"), at a price of seventy dollars ($70.00) per one one-hundredth of a Preferred Share. Each one one-hundredth of a share of Preferred Stock has designations and the powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of common stock. In general, the Rights are exercisable upon the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company's outstanding common stock. The Rights expire in April 2006 unless the expiration date is extended or unless the Rights are earlier redeemed by the Company.

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

    As of October, 3 1999, the Company has reserved a total of 5,415,000 shares of common stock for issuance under its employee stock option, incentive and purchase plans.

NOTE 9 RETIREMENT SAVINGS PLANS

    The Company maintains a qualified retirement plan, under the provisions of
Section 401(k) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under Internal Revenue Service regulations. Additionally, the Company may match employee contributions with discretionary amounts as may be determined by the Board of Directors. During fiscal 1999, 1998 and 1997, the Company matched employee contributions up to a maximum of $750, $500 and $500, respectively, per employee. The Company's total contributions to the plan were $0.9, $0.3 and $0.3 million in fiscal 1999, 1998 and 1997, respectively.

    Effective June 1, 1999, the Company adopted an unfunded nonqualified Deferred Compensation Plan (the "Plan"). The Plan permits certain employees, consultants and directors to annually elect to defer a portion of their compensation and qualifying gain with respect to exercises of eligible stock options, until their retirement. The Plan allows for voluntary contributions by the Company. There were no company contributions to the Plan in fiscal year ending October 3, 1999. Total deferred compensation liabilities, under the Plan were $159,000 as of October 3, 1999.

    To assist in funding the deferred compensation liability, the Company has invested in corporate-owned life insurance policies. The cash surrender value of these policies as of October 3, 1999 is $512,182 which are recorded as assets of the Company in the consolidated balance sheet.

NOTE 10 NON-ORDINARY CHARGES AND EXPENSES

FISCAL 1999

INVENTORY AND RECEIVABLES

    During fiscal 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and internal controls. In

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 10 NON-ORDINARY CHARGES AND EXPENSES (CONTINUED)

connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and weaknesses in its internal controls and the assessment of its business units. As part of this focus and assessment, and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of
1) the recoverability of the Company's inventory to reflect its lower build plans which resulted in increased levels of potentially excess and obsolete inventory, 2) the collectibility of receivables, and 3) the value of certain other assets carried on the Company's books.

    The Company also decided to close its AMT refurbishing facility in Washington, Missouri, relocate the business to Milpitas, California, and discontinue refurbishment of a number of lines of older nuclear medicine equipment, the demand for which was declining. These fiscal 1999 decisions, as well as existing market conditions, rendered obsolete substantial inventories of equipment and parts.

    The Company's financial statements for fiscal 1999 include charges for these changes in estimates of $13.6 million related to inventory and $6.0 million related to receivables (excluding South American receivables).

SOUTH AMERICA

    As previously disclosed in the Company's Form 10-Q for the quarter ended April 4, 1999 a significant number of the Company's customers in its principal South American markets of Brazil, Argentina and Colombia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, may have all contributed to delays in the collection of accounts receivable from customers in these markets. During fiscal 1999, the Company undertook renewed collection efforts and completed an evaluation of each receivable balance and recourse obligation to determine the level of reserves required for these customers. As a result of this evaluation, the Company has revised its estimate of the recoverability of its South American receivables and recourse obligations and provided additional reserves of $8.9 million during fiscal 1999, of which $1.8 million was recorded in the fourth quarter. These charges resulted in total reserves of $9.8 million against total gross receivables and recourse obligations for South America of approximately $12.8 million. Consequently, at October 3, 1999, the Company has net South American receivables of $1.8 million and recourse contingencies of $1.2 million.

LITIGATION

    In the fourth quarter of fiscal 1999, the Company incurred $1.2 million in litigation expenses related to the pending class action lawsuit and stockholder derivative action, see Note 6 "Commitments and Contingencies."

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 10 NON-ORDINARY CHARGES AND EXPENSES (CONTINUED)

    The following table summarizes the non-ordinary charges and expenses for fiscal 1999:

Inventory
Medical Systems product inventory
  Inventory obsolescence....................................  $ 5,653
  Engineering obsolescence..................................    1,468
  Offsite inventory obsolescence............................      746
  European inventory write-off..............................      393
  AMT product line discontinuance...........................    2,394
  AMT inventory reduced to market value.....................      415
                                                              -------
  Total Medical Systems product inventory...................   11,069
                                                              -------

Medical Systems excess consumable spares write-off..........      788
ARS inventory reduced to market value.......................      877
Nuclear European sales and marketing inventory write-off....      680
HCIS inventory obsolescence.................................      200
                                                              -------
Total inventory charges.....................................   13,614
                                                              -------

Receivables
Increase in receivable reserves, excluding South America....    5,960
                                                              -------

South America
South American receivables and recourse reserves............    8,890
                                                              -------

Litigation expense..........................................    1,220
                                                              -------

Total non-ordinary charges and expenses.....................  $29,684
                                                              =======

    Of the amounts summarized above, substantially all of the inventory charges were recorded in cost of product and service revenues in the statement of operations. Substantially all the other charges were recorded in general and administrative expense in the statement of operations.

    The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and has retained a nationally recognized accounting firm as consultant and internal auditor. That firm has developed a number of recommendations and has been retained to assist the Company in implementing certain process improvements. Among other things, the Company is attempting to integrate more closely its inventory procurement procedures with the process of developing and introducing new products in order to reduce the risk of substantial inventories being obsoleted by product introductions. Furthermore, with respect to receivables, the Company is improving its sales order and collection procedures related to product and field service sales, and the sale of ancillary products which sales resulted in the majority of the additional receivables reserves added during fiscal 1999.

FISCAL 1998

    On September 25, 1998, the Company concluded a comprehensive review of its operations and decided to discontinue its physician network services business. As a result, the Company recorded a

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 10 NON-ORDINARY CHARGES AND EXPENSES (CONTINUED)

non-ordinary charge in the fourth quarter of fiscal 1998 of $1.9 million. The Company decided to discontinue this business in the fourth quarter of fiscal 1998 and focus on its core businesses, since, among other things, this business did not contribute meaningfully to the Company's results in fiscal 1998, and was not expected to do so in future periods.

    In connection with the Company's evaluation of its operations, the Company identified certain assets, consisting of capitalized consulting and banking expenses relating to potential acquisitions, and determined it was appropriate to write off these assets since the acquisitions would not occur. Accordingly, the Company recorded a charge of $1.3 million in its results of operations for the fourth quarter of fiscal 1998 for these assets.

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

    The Company's decision to discontinue LabStat resulted in a non-ordinary discontinued product charge of $11.3 million. The charge is a consequence of the Company determining that certain assets utilized in the development and marketing of LabStat became impaired as a result of the Company's decision. The discontinued business charge consisted principally of non-cash charges, includes the write off of $4.9 million of capitalized software, $4.7 million of deferred product costs, $0.6 million of fixed assets that were specifically utilized in the LabStat product, $1.0 million in legal and other expenses and $0.1 million in receivables.

    In connection with the Company's evaluation of its laboratory information systems business, the Company also conducted an analysis of the recoverability of certain assets utilized in the Company's Digital Subtraction Angiography
(DSA) business and determined it was appropriate to write off certain of these assets. Accordingly, the Company included an impairment charge of $2.4 million in its results of operations for the first quarter of fiscal 1998 related to these assets. The decision to write off the DSA assets, consisting primarily of inventory, was a result of the Company's decision to no longer market the product due to steadily declining revenues. The combined a non-ordinary write off for LabStat and DSA was $13.7 million.

FISCAL 1997

    In conjunction with the acquisition of Cortet in June 1997, the Company identified certain assets, consisting of capitalized consulting and banking expenses relating to other potential acquisitions, and determined it was appropriate to write off these assets since the acquisitions would not occur. As a result, the Company included a charge for $0.7 million in its results of operations for the third quarter of fiscal 1997 for these assets.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 11 INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                                     FISCAL YEAR ENDED
                                ------------------------------------------------------------
($000)                          OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
------                          ----------------   -------------------   -------------------
Current:
  Federal.....................      $     --             $ 6,495               $  (854)
  Foreign and state...........           494                 496                   411
                                    --------             -------               -------
                                         494               6,991                  (443)
                                    --------             -------               -------
Deferred:
  Federal.....................       (10,008)             (2,537)                8,165
  State.......................          (531)                268                   893
                                    --------             -------               -------
                                     (10,539)             (2,269)                9,058
                                    --------             -------               -------
Total.........................      $(10,045)            $ 4,722               $ 8,615
                                    --------             -------               -------

    A reconciliation of the provision (benefit) for income taxes computed at the marginal federal statutory income tax rate compared to the reported amounts is as follows:

                                                     FISCAL YEAR ENDED
                                ------------------------------------------------------------
($000)                          OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
------                          ----------------   -------------------   -------------------
Provision (benefit) at
  Statutory rate of 35%.......      $(15,282)            $4,238                $7,731
State income taxes, net of
  federal benefit.............          (727)               475                   720
Non-deductible items..........         1,408              1,184                   949
Change in valuation
  allowance...................           821               (834)                 (704)
Business credits..............          (500)              (833)                 (597)
Changes in estimates..........         4,099                 --                    --
Other.........................           136                492                   516
                                    --------             ------                ------
Provision (benefit) for income
  taxes.......................      $(10,045)            $4,722                $8,615
                                    --------             ------                ------

    In fiscal 1999, changes in estimates reducing the benefit recorded for income taxes consisted primarily of business credits which expired unused during the year and revisions to certain estimated income tax balances.

    As of October 3, 1999, the Company had net operating loss carryforwards of approximately $75.6 million available to offset future federal taxable income and approximately $3.7 million available to offset future taxable income in various foreign jurisdictions. Federal net operating loss carryforwards of $15.7 million expire 2001, $30.8 million expire 2006 to 2010, $29.1 million expire 2009 to 2014, and foreign operating loss carryforwards expire beginning in fiscal year 2008. The federal operating loss carryforwards expiring in 2006 to 2010 are subject to certain restrictions on their annual utilization. The Company also has business credit carryforwards of $6.4 million, of which $0.4 million will expire in fiscal 2000, $3.8 million will expire 2006 to 2014, and $2.2 million have no expiration date.

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 11 INCOME TAXES (CONTINUED)

    Significant components of the Company's deferred tax assets and liabilities are as follows:

($000)                                          OCTOBER 3, 1999    SEPTEMBER 27, 1998
------                                          ----------------   -------------------
Deferred income tax assets:
  Net operating loss carryforwards............      $ 28,249            $ 21,452
  Business credit carryforwards...............         6,397               9,877
  Inventory allowances........................         4,264               1,101
  Employee benefits...........................           842                 722
  Accrued customer service costs..............         1,824                  --
  Deferred revenues...........................         1,356               2,259
  Receivable allowances.......................         4,229                  --
  Other.......................................           448                 816
                                                    --------            --------
                                                      47,609              36,227
Less valuation allowance......................       (12,881)            (12,060)
                                                    --------            --------
Deferred income tax assets....................        34,728              24,167
                                                    --------            --------

Deferred income tax liabilities:
  Acquired technology.........................         4,939               2,579
  Fixed assets................................         5,238               6,596
  Software development costs..................         7,393               4,470
  Other.......................................           211                 381
                                                    --------            --------
Deferred income tax liabilities...............        17,781              14,026
                                                    --------            --------
Net deferred income tax assets................      $ 16,947            $ 10,141
                                                    --------            --------

    The valuation allowance identified above relates to net operating loss carryforwards of certain foreign and domestic subsidiaries, where management believes it is more likely than not that such amounts will not be realized. Approximately $8.5 million of the valuation allowance, if reduced, will be first credited to unamortized goodwill relating to an acquisition in accordance with SFAS 109, "Accounting for Income Taxes."

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 12 SEGMENT REPORTING AND FOREIGN OPERATIONS

In fiscal 1999, the Company adopted statement of Financial Accounting Standard ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the prior year's segment information has been restated to present the Company's reportable segments, Medical Systems ("MS"), Radiation Therapy and Planning ("RTP"), Health Care Information Systems ("HCIS"), and Other. The Other segment comprises the Company's physician network services business that was discontinued in fiscal 1998, see Note 10 "Non-Ordinary Charges and Expenses." The adoption of this statement did not affect the results of operations or financial position of the Company. The accounting policies of the Company's operating segments are the same as those described in Note 1 "Summary of Significant Accounting Policies." The Company is organized on the basis of products and services. The Company's reportable segments are strategic business units that offer different products and include corporate allocations of general and administrative expenses. The following table summarizes information about the Company's reportable segments for fiscal 1999, 1998 and 1997. Asset information by reportable segment has not been presented as the Company does not produce and rely on such information.

                                                    FISCAL YEAR ENDED OCTOBER 3, 1999
                                                -----------------------------------------
($000)                                             MS        RTP        HCIS      OTHER      TOTAL
------                                          --------   --------   --------   --------   --------
Revenues, net:
  Product.....................................  $175,784   $45,959    $22,531     $   --    $244,274
  Service.....................................    80,497     2,197     15,163         --      97,857
                                                --------   -------    -------     ------    --------
                                                 256,281    48,156     37,694         --     342,131
                                                --------   -------    -------     ------    --------
Goodwill amortization.........................       140       403      1,408         --       1,951
Depreciation and amortization, excluding
  goodwill....................................    12,055       936      2,728         --      15,719
Interest and other expense....................     3,915     1,125       (539)        --       4,501
Income (loss) before provision (benefit) for
  income taxes................................  $(15,414)  $ 6,083    $   781     $   --    $ (8,550)

                                                 FISCAL YEAR ENDED SEPTEMBER 27, 1998
                                               -----------------------------------------
($000)                                            MS        RTP        HCIS      OTHER      TOTAL
------                                         --------   --------   --------   --------   --------
Revenues, net:
  Product....................................  $159,973   $37,002    $22,071    $    --    $219,046
  Service....................................    62,230     2,698     16,554         --      81,482
                                               --------   -------    -------    -------    --------
                                                222,203    39,700     38,625         --     300,528
                                               --------   -------    -------    -------    --------
Goodwill amortization........................        80       455      1,492        138       2,165
Depreciation and amortization, excluding
  goodwill...................................     6,716       872      2,642         --      10,230
Interest and other expense...................     3,627       538        173         --       4,338
Income (loss) before provision for income
  taxes......................................  $ 16,418   $11,217    $ 2,016    $  (672)   $ 28,979

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 12 SEGMENT REPORTING AND FOREIGN OPERATIONS (CONTINUED)

                                                  FISCAL YEAR ENDED SEPTEMBER 28, 1997
                                                -----------------------------------------
($000)                                             MS        RTP        HCIS      OTHER      TOTAL
------                                          --------   --------   --------   --------   --------
Revenues, net:
  Product.....................................  $164,274   $16,954    $12,726     $  284    $194,238
  Service.....................................    54,103        --     15,546         --      69,649
                                                --------   -------    -------     ------    --------
                                                $218,377    16,954     28,272        284     263,887
                                                --------   -------    -------     ------    --------
Goodwill amortization.........................  $     --   $   159    $   856     $   --    $  1,015
Depreciation and amortization, excluding
  goodwill....................................     5,786       585      3,739         --      10,110
Interest and other expense....................     3,556       208      1,507         --       5,271
Income (loss) before provision (benefit) for
income taxes..................................    24,230     4,587     (5,050)      (496)     23,271

The following is a reconciliation of total segment income (loss) before provision (benefit) for income taxes to consolidated income (loss) before provision (benefit) for income taxes:

                                                                     FISCAL YEAR ENDED
                                                ------------------------------------------------------------
($000)                                          OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
------                                          ----------------   -------------------   -------------------
Total segment income (loss) before provision
  (benefit) for income taxes..................      $ (8,550)            $28,979               $23,271
                                                    --------             -------               -------
Excluded charges and expenses:
  Inventory allowances........................        13,614                  --                    --
  Receivables--doubtful accounts..............         5,960                  --                    --
  South America receivables and expenses......         8,890                  --                    --
  Litigation expense..........................         1,220                  --                    --
  Discontinued products.......................            --              15,571                    --
  Acquired in-process research and
    development...............................         1,407                  --                   531
  Restructuring charges.......................         4,024                  --                    --
  Acquisition expense write off...............            --               1,300                   651
                                                    --------             -------               -------
                                                      35,115              16,871                 1,182
                                                    --------             -------               -------
Total consolidated income (loss) before
  provision (benefit) for income taxes........      $(43,665)            $12,108               $22,089
                                                    ========             =======               =======

Internationally, the Company markets and supports its products and services primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which the customer is domiciled. In fiscal 1999, 1998 and 1997, no one customer accounted for more than

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 12 SEGMENT REPORTING AND FOREIGN OPERATIONS (CONTINUED)

10% of total revenues. The following table presents a summary of revenue and long-lived assets by geographic region for fiscal 1999, 1998 and 1997:

                                                                     FISCAL YEAR ENDED
                                                ------------------------------------------------------------
($000)                                          OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
------                                          ----------------   -------------------   -------------------
Revenues:
  United States...............................      $ 299,173           $250,510              $207,312
  International...............................         42,958             50,018                56,575
                                                    ---------           --------              --------
    Totals....................................      $ 342,131           $300,528              $263,887
                                                    ---------           --------              --------
Income (loss) before provision (benefit) for
  income taxes:
  United States...............................      $ (31,351)          $  9,460              $ 16,561
  International...............................        (12,314)             2,648                 5,528
                                                    ---------           --------              --------
    Totals....................................      $ (43,665)          $ 12,108              $ 22,089
                                                    ---------           --------              --------

                                                OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
                                                ----------------   -------------------   -------------------
Long-lived assets:
  United States...............................       $14,480             $10,456               $9,161
  International...............................         1,075                 551                  628
                                                     -------             -------               ------
    Totals....................................       $15,555             $11,007               $9,789
                                                     -------             -------               ------

NOTE 13 COMPREHENSIVE INCOME (LOSS)

    Effective September 28, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income" ("FAS 130.") FAS 130 establishes standards for reporting and displaying income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. FAS 130 requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately in the shareholders' equity section of the balance sheet. The Company's accumulated other comprehensive income consists solely of translation adjustments. Comprehensive income (loss) for fiscal 1999, 1998 and 1997 are as follows:

                                                                        FISCAL YEAR ENDED
                                                                          SEPTEMBER 27,     SEPTEMBER 28,
(DOLLAR AMOUNTS IN THOUSANDS)                        OCTOBER 3, 1999          1998               1997
-----------------------------                        ----------------   -----------------   --------------
Net income (loss)..................................      $(33,620)            $7,386            $13,474
Change in accumulated translation adjustment, net
  of tax...........................................          (343)               (40)              (822)
                                                         --------             ------            -------
Comprehensive income (loss)........................      $(33,963)            $7,346            $12,652
                                                         --------             ------            -------

                       ADAC LABORATORIES AND SUBSIDIARIES

NOTE 14 RECENT PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001. Currently the Company does not hold any derivative instruments or engage in any hedging activities.

NOTE 15 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    FISCAL 1999

                                                     FIRST         SECOND        THIRD         FOURTH
($000, EXCEPT PER SHARE DATA)                       QUARTER       QUARTER       QUARTER       QUARTER
-----------------------------                       --------      --------      --------      --------
Revenues, net.....................................  $94,279       $ 87,393      $ 75,620      $84,839
Gross profit......................................   38,615         13,446 (2)    21,072 (3)   29,230 (4)
Net income (loss).................................    3,856(1)     (20,791)(2)   (13,214)(3)   (3,471)(4)
Net income (loss) per share.......................      .19(1)       (1.02)(2)      (.64)(3)     (.17)(4)

------------------------

(1) The Company's net income and net income per share in the first quarter includes the effects of a non-ordinary pre-tax charge of approximately $2.5 million to restructure its European operations.

(2) Gross profit, net loss and net loss per share in the second quarter includes the effects of non-ordinary pre-tax charges of approximately $11.2 million related to inventory obsolescence. Net loss and net loss per share in the second quarter also includes the effects of non-ordinary pre-tax charges of approximately $6.0 and $0.8 million related to increased receivable reserves and restructuring the Company's South American operations.

(3) In the third quarter, the Company recorded non-ordinary pre-tax charges of $7.1 million for additional reserves for South American receivables and recourse obligations. The Company also decided to close its AMT refurbishing facility in Washington, Missouri and relocate the business to Milpitas California. This decision resulted in a non-ordinary pre-tax restructuring charge of $0.5 million. The Company also decided to discontinue refurbishment of a number of older nuclear medicine equipment lines. This decision rendered obsolete substantial inventories of equipment and parts, resulting in a non-ordinary pre-tax charges of $2.4 million.

(4) In the fourth quarter the Company purchased UGM. This purchase resulted in a pre-tax charge of $1.4 million for the value of acquired in-process research and development. The Company took non-ordinary pre-tax charges of $1.8 million for additional reserves for South American receivables and recourse obligations, $1.2 million for litigation expenses related to the pending class action lawsuit and stockholder derivative action. The Company also decided to carry out additional restructuring of its South American business and took a charge of $0.5 million, partially off-set by a $0.2 million recovery of European restructuring charges due to revised estimates related to employee severance costs.

    FISCAL 1998

                                                          FIRST         SECOND     THIRD      FOURTH
($000 EXCEPT PER SHARE DATA)                             QUARTER       QUARTER    QUARTER    QUARTER
----------------------------                             --------      --------   --------   --------
Revenues...............................................  $67,438       $74,522    $69,756    $88,812
Gross profit...........................................   13,941 (1)    31,679     29,368     32,843(1)
Net income (loss)......................................   (5,476)(1)     5,379      3,383      4,100
Net income (loss) per share............................     (.29)(1)       .27        .17        .20

------------------------

(1) Gross profit, net loss and net loss per share in the first quarter includes the effects of a non-ordinary pre-tax charge of approximately
    $14.5 million. The charge consists of $11.6 million for the discontinuance of the Company's LabStat product and $2.9 million for impairment of assets utilized in the Company's DSA business. $0.3 million and $0.5 million of this charge were reversed in the fourth quarter because the Company lowered estimates of liabilities associated with LabStat and because the Company was able to redeploy certain of impaired DSA assets elsewhere in its business, respectively.

(2) Fourth quarter adjustments include the effect of non-ordinary pre-tax charges aggregating approximately $8.2 million. These charges include a $4.9 million carrying value adjustment for inventory at the Company's AMT facility, a $1.0 million write off of a European distributor receivable, the write off of $1.3 million of acquisition costs for non-consummated transactions and a charge of $1.9 million related to the discontinuation of the MTS business, less $0.9 million in charges taken in the first quarter reversed as the amount of the charges was reexamined at the end of the fiscal year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ADAC Laboratories and Subsidiaries

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ADAC Laboratories and its Subsidiaries (the "Company") at October 3, 1999 and September 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
November 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Items 10, 11, 12 and 13 is included in the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1999 fiscal year and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) (1) FINANCIAL STATEMENTS. Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Accountants are included under Item 8. Financial Statements and Supplemental Data.

        (2) FINANCIAL STATEMENT SCHEDULES. See "Index to Financial Statement Schedules" attached hereto and made a part hereof.

        (3) EXHIBITS. The following exhibits are included or, as indicated by the footnote, incorporated by reference into this filing:

EXHIBIT #               EXHIBIT NAME
---------               ------------
       3.1(1)           Amended and Restated Articles of Incorporation.

       3.2              Bylaws, as amended.

       4.1(5)           Rights Agreement dated as of April 22, 1996 between the
                         Company and Chemical Mellon Shareholder Services, LLC.

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

      10.07(8)          Amended and Restated Employee Stock Purchase Plan (1994).

      10.08(4)          Employment/Severance agreement between the Company and
                         Stanley D. Czerwinski, dated November 2, 1994.

      10.10(7)          Form of ADAC Executive Severance Agreement.

      10.11(7)          Form of ADAC Health Care Information Systems, Inc. Executive
                         Severance Agreement.

      10.16(6)          ADAC Health Care Information Systems, Inc. 1997 Stock Option
                         Plan and related Stock Option Agreement.

      10.20(7)          Amendment No. 7 to 1992 Stock Option Plan.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (CONTINUED)

EXHIBIT #               EXHIBIT NAME
---------               ------------
      10.21(7)          Amendments to leases for three buildings located at 540
                         Alder Drive, Milpitas, California, between the Company and
                         John Arrillaga and Richard T. Perry dated July 6,1998.

      10.22(7)          Lease agreement for building located at 1860 Barber Lane,
                         Milpitas, California, Between the Company and Golden
                         Pacific Properties, LLC. dated August 19,1998.

      10.23(8)          1999 Long-Term Incentive Plan

      10.24(8)          Amendment No. 3 to Employee Stock Purchase Plan (1994)

      10.25(9)          1999 Supplemental Incentive Plan

      10.26             Amended and Restated Credit Agreement, dated March 29, 1999

      10.27             Amended and Restated Credit Agreement, dated August 17, 1999

      21                Subsidiaries.

      23                Consent of Independent Accountants.

      27                Financial Data Schedule

------------------------

    (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(1) Incorporated by reference to Exhibits filed with the Company's Report on Form 10-Q for the quarter ended June 29, 1997.

(2) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 28, 1986.

(3) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended. October 1, 1989

(4) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended. October 2, 1994 June 30, 1995.

(5) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K (file no. 0-9428) dated April 22, 1996.

(6) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 28, 1997.

(7) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K (file no. 0-9428) for the fiscal year ended September 27, 1998.

(8) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter Ended April 4,1999.

(9) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q (file no. 0-9428) for the quarter Ended July 4,1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 1999

                                                       ADAC LABORATORIES
                                                       (Registrant)

                                                       BY:             /s/ R. ANDREW ECKERT
                                                            -----------------------------------------
                                                                        R. Andrew Eckert,
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                CAPACITIES                   DATE
                      ---------                                ----------                   ----
                                                       Senior Vice President,
                  /s/ NEIL J. LAIRD                      Chief Financial Officer
     -------------------------------------------         (Principal Financial and    December 30, 1999
                    Neil J. Laird                        Accounting Officer)

              /s/ STANLEY D. CZERWINSKI
     -------------------------------------------       Director                      December 30, 1999
                Stanley D. Czerwinski

                 /s/ DENNIS R. RANEY
     -------------------------------------------       Director                      December 30, 1999
                   Dennis R. Raney

                 /s/ F. DAVID ROLLO
     -------------------------------------------       Director                      December 30, 1999
                   F. David Rollo

              /s/ EDMUND H. SHEA, JR.
     -------------------------------------------       Director                      December 30, 1999
                Edmund H. Shea, Jr.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants

Financial Statement Schedules

    Schedule I--Consolidated Valuation and Qualifying Accounts

    Schedule II--Consolidated Statement of Operations Information

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of ADAC Laboratories and its Subsidiaries is included on page 56 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 28 of this Form 10-K. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
San Jose, California
November 12, 1999

                                                                      SCHEDULE I

                       ADAC LABORATORIES AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

            FOR THE THREE YEARS IN THE PERIOD ENDED OCTOBER 3, 1999

                                                                        ADDITIONS
                                                          -------------------------------------
                                             BALANCE      CHARGED TO   ACQUISITION                 BALANCE
                                           AT BEGINNING   COSTS AND        OF                      AT END
DESCRIPTION                                 OF PERIOD      EXPENSES     BUSINESS     DEDUCTIONS   OF PERIOD
-----------                                ------------   ----------   -----------   ----------   ---------
Year Ended September 28, 1997:
Deducted from asset accounts:
Allowance for product returns and
  doubtful accounts......................     $  305        $ 2,513        $--         $   999     $ 1,819
Provision for inventories................      3,847          3,370         --           2,361       4,856

Year Ended September 27, 1998:
Deducted from asset accounts:
Allowance for product returns and
  doubtful accounts......................     $1,819        $ 1,905         --         $ 1,405     $ 2,319
Provision for inventories................      4,856          5,942         --           6,727       4,071

Year Ended October 3, 1999:
Deducted from asset accounts:
Allowance for product returns
and doubtful accounts....................     $2,319        $20,005        $--         $ 7,617     $14,707
Provision for inventories................      4,071         19,205         20          12,694      10,602

                                                                     SCHEDULE II

                       ADAC LABORATORIES AND SUBSIDIARIES

               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                                 (IN THOUSANDS)

            FOR THE THREE YEARS IN THE PERIOD ENDED OCTOBER 3, 1999

                                                                    FISCAL YEAR ENDED
ITEM                                            OCTOBER 3, 1999    SEPTEMBER 27, 1998    SEPTEMBER 28, 1997
----                                            ----------------   -------------------   -------------------
Depreciation and amortization of intangible
  assets:
  Goodwill....................................       $1,580               $1,658               $1,014
  Acquired technology.........................        1,201                1,284                  695
  Other.......................................          381                  134                  119

    Amounts charged to costs and expenses do not exceed one percent of net revenues for all other items for all periods presented.