Form 10-Q
period 2000-01-02
ADAC LABORATORIES
filed 2000-02-16
CIK 313798

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

             FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2000

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

    As of January 31, 2000 Registrant had 20,633,000 outstanding shares of Common Stock, no par value.

(This document contains a total of 24 pages)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ADAC LABORATORIES AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                          --------
Part I.     Financial Information

  Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations for the
            Three-Month Periods Ended January 2, 2000 and January 3,
            1999........................................................      3

            Condensed Consolidated Balance Sheets at January 2, 2000 and
            October 3, 1999.............................................      4

            Condensed Consolidated Statements of Cash Flows for the
            Three-Month Periods Ended January 2, 2000 and January 3,
            1999........................................................      5

            Notes to Condensed Consolidated Financial Statements........      6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11

Part II.    Other Information

  Item 1.   Legal Proceedings...........................................     23

  Item 3.   Defaults upon Senior Securities.............................     23

  Item 6.   Exhibits and Reports on Form 8-K............................     23

Signatures..............................................................     24

                         PART I--FINANCIAL INFORMATION

                       ADAC LABORATORIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              -----------   -----------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
REVENUES, NET:
  Product...................................................    $66,681       $70,906
  Service...................................................     23,641        23,373
                                                                -------       -------
                                                                 90,322        94,279
                                                                -------       -------
COST OF REVENUES:
  Product...................................................     41,687        39,085
  Service...................................................     16,502        16,579
                                                                -------       -------
                                                                 58,189        55,664
                                                                -------       -------
GROSS PROFIT................................................     32,133        38,615
                                                                -------       -------
OPERATING EXPENSES:
  Marketing and sales.......................................     14,553        15,463
  Research and development..................................      5,077         4,366
  General and administrative................................      7,858         8,339
  Goodwill amortization.....................................        513           488
  Restructuring charges.....................................         --         2,500
  Settlement of litigation and related charges..............     10,340            --
                                                                -------       -------
                                                                 38,341        31,156
                                                                -------       -------
OPERATING (LOSS) INCOME.....................................     (6,208)        7,459
                                                                -------       -------
Interest and other expense, net.............................        893         1,240
                                                                -------       -------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES...     (7,101)        6,219
(Benefit) provision for income taxes........................     (2,627)        2,363
                                                                -------       -------
NET (LOSS) INCOME...........................................    $(4,474)      $ 3,856
                                                                =======       =======
NET (LOSS) INCOME PER SHARE
  Basic.....................................................    $  (.22)      $   .19
  Diluted...................................................    $  (.22)      $   .18

NUMBER OF SHARES USED IN PER SHARE CALCULATIONS
  Basic.....................................................     20,579        20,300
  Diluted...................................................     20,579        21,118

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 2,    OCTOBER 3,
                                                                 2000         1999(1)
                                                              -----------   -----------
                                                              (UNAUDITED)
                                                               (AMOUNTS IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,430     $  5,796
  Trade receivables, net of allowance for doubtful accounts
    of
    $16,686 in 2000 and $14,707 in 1999.....................      86,186       80,393
  Tax and other receivables.................................       2,598        2,265
  Inventories, net..........................................      30,729       35,076
  Prepaid expenses and other current assets.................       4,946        5,620
  Current deferred income taxes.............................      16,406       13,717
                                                                --------     --------
TOTAL CURRENT ASSETS........................................     144,295      142,867
  Service parts, net........................................      18,420       18,297
  Fixed assets, net.........................................      15,462       15,555
  Capitalized software, net of accumulated amortization of
    $14,189 in 2000 and $13,167 in 1999.....................      18,501       17,417
  Intangibles, net..........................................      40,304       41,024
  Non-current deferred income taxes.........................       3,159        3,230
  Other assets, net.........................................       1,444        1,272
                                                                --------     --------
  TOTAL ASSETS..............................................    $241,585     $239,662
                                                                ========     ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks....................................    $ 43,093     $ 51,961
  Accounts payable..........................................      21,173       13,492
  Deferred revenues.........................................      16,561       17,185
  Accrued compensation......................................      11,749       12,750
  Customer deposits and advances............................       7,741        6,757
  Warranty and installation.................................       6,837        5,835
  Other accrued liabilities.................................      27,477       20,461
                                                                --------     --------
TOTAL CURRENT LIABILITIES...................................     134,631      128,441
Non-current liabilities.....................................       3,366        3,708
                                                                --------     --------
  TOTAL LIABILITIES.........................................     137,997      132,149
                                                                --------     --------
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none..............................          --           --
Common stock, no par value:
  Authorized: 50,000 shares;
  Issued and outstanding: 20,614 shares as of January 2,
    2000 and
    20,542 shares as of October 3, 1999.....................     155,085      154,275
  Accumulated deficit.......................................     (48,360)     (43,886)
  Accumulated other comprehensive loss......................      (3,137)      (2,876)
                                                                --------     --------
  TOTAL SHAREHOLDERS' EQUITY................................     103,588      107,513
                                                                --------     --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................    $241,585     $239,662
                                                                ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.
------------------------

(1) Data extracted from audited consolidated financial statements dated October 3, 1999 of ADAC Laboratories.

                       ADAC LABORATORIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              -----------   -----------
                                                               (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................    $(4,474)     $  3,856
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities
  Depreciation and amortization.............................      4,570         4,041
  Deferred income taxes.....................................     (2,618)           --
  Stock compensation expenses...............................        262            --
  Restructuring charge......................................         --         2,500
  Settlement of litigation and related charges..............     10,340            --
Change in operating assets and liabilities:
  Trade receivables, net....................................     (5,716)      (23,979)
  Tax and other receivables.................................       (333)           96
  Inventories, net..........................................      4,285         4,200
  Prepaid expenses and other current assets.................        666        (1,910)
  Service parts.............................................     (1,008)       (2,475)
  Accounts payable..........................................      7,652        (6,124)
  Deferred revenues.........................................       (633)        4,403
  Accrued compensation......................................     (1,001)          538
  Customer deposits and advances............................        983         1,759
  Warranty and installation, and other accrued
    liabilities.............................................      1,001          (903)
  Other accrued liabilities.................................     (3,397)           --
  Non-current liabilities...................................         26           (11)
                                                                -------      --------
Net cash provided by (used in) operating activities.........     10,605       (14,009)
                                                                -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (1,403)       (4,019)
  Capitalized software......................................     (2,097)       (2,994)
  Intangibles and other assets..............................       (639)        1,204
                                                                -------      --------
Net cash used in investing activities.......................     (4,139)       (5,809)
                                                                -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short-term debt
    arrangements, net.......................................     (8,868)       14,945
  Payments under capital lease agreements...................       (370)          (46)
  Proceeds from issuance of common stock, net...............        622         1,564
                                                                -------      --------
Net cash (used in) provided by financing activities.........     (8,616)       16,463
                                                                -------      --------
Effect of exchange rate changes on cash.....................       (216)           31
                                                                -------      --------
Net change in cash and cash equivalents.....................     (2,366)       (3,324)
Cash and cash equivalents, at beginning of the period.......      5,796         4,869
                                                                -------      --------
Cash and cash equivalents, at end of the period.............    $ 3,430      $  1,545
                                                                =======      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ADAC LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three-month period ended January 2, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

    The balance sheet data at October 3, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. NET (LOSS) INCOME PER SHARE

    Basic net (loss) income per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share
(EPS) for the three-month periods ended January 2, 2000 and January 3, 1999 is as follows:

                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                          JANUARY 2,    JANUARY 3,
                                                             2000          1999
                                                          -----------   -----------
                                                           (AMOUNTS IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
Basic EPS:
  Net (Loss) Income.....................................     (4,474)      $ 3,856
  Weighted Average Common Shares Outstanding............     20,579        20,300
  Basic net (loss) income per share.....................    $  (.22)      $   .19

Diluted EPS:
  Net (Loss) Income.....................................     (4,474)      $ 3,856
  Weighted Average Common Shares Outstanding............     20,579        20,300
  Options...............................................         --           818
                                                            -------       -------
Total Shares............................................     20,579        21,118
                                                            =======       =======
Diluted net (loss) income per share.....................    $  (.22)      $   .18

    If the Company had recorded net income in the three-month period ended January 2, 2000, the total diluted shares would have been increased by shares for 381,000 options.

                       ADAC LABORATORIES AND SUBSIDIARIES

                                  (UNAUDITED)

3. INVENTORIES

                                                          JANUARY 2,    OCTOBER 3,
                                                             2000          1999
                                                          -----------   -----------
                                                           (AMOUNTS IN THOUSANDS)
Inventories consist of:
  Purchased parts and sub-assemblies....................    $ 9,800       $ 7,203
  Work-in-process.......................................      5,590         5,518
  Finished goods........................................     15,339        22,355
                                                            -------       -------
                                                            $30,729       $35,076
                                                            =======       =======

4. FIXED ASSETS

                                                          JANUARY 2,    OCTOBER 3,
                                                             2000          1999
                                                          -----------   -----------
                                                           (AMOUNTS IN THOUSANDS)
Fixed assets, at cost, consist of:
  Production and test equipment.........................   $  4,727      $  3,819
  Field service equipment...............................        695           709
  Office and demonstration equipment....................     24,069        23,707
  Leasehold improvements................................      1,670         1,659
                                                           --------      --------
                                                             31,161        29,894
Less accumulated depreciation and amortization..........    (15,699)      (14,339)
                                                           --------      --------
                                                           $ 15,462      $ 15,555
                                                           ========      ========

5. RESTRUCTURING CHARGES

    During fiscal 1999, the Company conducted a comprehensive review of its operations. Based on this review it restructured its European, South American and ADAC Medical Technologies ("AMT") businesses. As a result, the Company recorded charges in fiscal 1999 of $4.1million. Of this amount, $2.5 million relating to the restructuring of the European and South American businesses was recorded during the first quarter of fiscal 1999. An amount of $0.4 million was charged against the liability during the three months ended January 2, 2000, representing cash payments made. As of January 2, 2000, $1.5 million remained in the accrual, comprised of $1.0 million for severance expenses, $0.3m for legal and consulting, and $0.2 million for facilities and other costs associated with the restructuring. The Company currently expects that these restructuring costs will be paid over the remaining three quarters of fiscal 2000.

6. CREDIT AND BORROWING ARRANGEMENTS

    As of January 2, 2000 the Company had a $75.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays commitment fees and interest on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment, and interest rates are based on the banks' prime rate or Libor plus rates ranging from 1.0% to 2.5%. At January 2, 2000, the Company had
$32.0 million available for borrowing under this facility. Due to the settlement of litigation

                       ADAC LABORATORIES AND SUBSIDIARIES

                                  (UNAUDITED)

6. CREDIT AND BORROWING ARRANGEMENTS (CONTINUED)

and related charges, the results of the Company's operations in the first quarter of fiscal 2000 caused the Company to be out of compliance with it's financial covenants in the facility. On January 28, 2000, the Company and the bank syndicate signed an amendment increasing the credit facility from $75.0 million to $85.0 million and modifying the financial covenants, retroactively to include the first fiscal quarter of 2000, to be more reflective of the Company's recent financial performance. The Company is in compliance with these modified covenants in the first quarter of fiscal 2000.

7. LITIGATION

    Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions named as defendants the Company and certain of its present and former officers and directors. The complaints alleged various violations of the federal securities laws in connection with the restatement of the Company's financial statements and sought unspecified but potentially significant damages. In April 1999, these actions were ordered consolidated and, in July 1999, the plaintiffs filed a consolidated amended complaint. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period.

    On January 13, 2000, ADAC reached agreements-in-principle to settle these actions. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. Final settlements are contingent upon the satisfaction of numerous conditions, including among others, final court approval.. As a result of having reached these agreements in principle, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion.

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

    The Company is also a defendant in various legal proceedings incidental to its business. Management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8. INCOME TAXES

    The Company uses the liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The (benefit) provision for income taxes for the three-month periods ended January 2, 2000 and January 3, 1999 are based on the estimated effective income tax rates for the fiscal years ending October 1, 2000 and ended October 3, 1999 of 37% and 38%, respectively.

                       ADAC LABORATORIES AND SUBSIDIARIES

                                  (UNAUDITED)

9. SEGMENT REPORTING

    The Company has three reportable segments, Medical Systems ("MS"), Radiation Therapy Planning ("RTP") and Health Care Information Systems ("HCIS"). The Company is organized on the basis of products and services. The Company's reportable segments are strategic business units that offer different products and include corporate allocations of general and administrative expenses. The following table summarizes information about the Company's reportable segments for the three-month periods ended January 2, 2000 and January 3, 1999. Asset information by reportable segment has not been presented as the Company does not produce and rely on such information.

                                              THREE MONTHS ENDED JANUARY 2, 2000
                                           -----------------------------------------
                                              MS        RTP        HCIS      TOTAL
                                           --------   --------   --------   --------
                                                    (AMOUNTS IN THOUSANDS)
Revenues, net:
  Product................................  $49,549    $11,357     $5,775    $66,681
  Service................................   19,175        841      3,625     23,641
                                           -------    -------     ------    -------
                                            68,724     12,198      9,400     90,322
                                           =======    =======     ======    =======
Income before provision for income
  taxes..................................  $ 1,494    $ 1,423     $  322    $ 3,239

                                              THREE MONTHS ENDED JANUARY 3, 1999
                                           -----------------------------------------
                                              MS        RTP        HCIS      TOTAL
                                           --------   --------   --------   --------
                                                    (AMOUNTS IN THOUSANDS)
Revenues, net:
  Product................................  $51,362    $16,338     $3,206    $70,906
  Service................................   18,662        610      4,101     23,373
                                           -------    -------     ------    -------
                                            70,024     16,948      7,307     94,279
                                           =======    =======     ======    =======
Income (loss) before provision (benefit)
  for income taxes.......................  $ 3,762    $ 5,169     $ (211)   $ 8,719

    The following is a reconciliation of total segment income before provision for income taxes to consolidated (loss) income before (benefit) provision for income taxes:

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 2,    JANUARY 3,
                                                                 2000          1999
                                                              -----------   -----------
                                                               (AMOUNTS IN THOUSANDS)
Total segment income before provision for income taxes......    $ 3,239       $8,719
Excluded charges and expenses:
  Restructuring charges.....................................         --        2,500
  Settlement of litigation and related charges..............     10,340           --
                                                                -------       ------
                                                                 10,340        2,500
                                                                -------       ------
Total consolidated (loss) income before (benefit) provision
  for income taxes..........................................    $(7,101)      $6,219
                                                                =======       ======

                       ADAC LABORATORIES AND SUBSIDIARIES

                                  (UNAUDITED)

10. COMPREHENSIVE (LOSS) INCOME

    Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. The Company's accumulated other comprehensive
(loss) income consists solely of translation adjustments. Comprehensive (loss) income for the three-month periods ended January 2, 2000 and January 3, 1999 is as follows:

                                                          JANUARY 2,    JANUARY 3,
                                                             2000          1999
                                                          -----------   -----------
                                                           (AMOUNTS IN THOUSANDS)
Net (loss) income.......................................    $(4,474)      $3,856
Change in accumulated translation adjustment, net of
  tax...................................................       (165)          31
                                                            -------       ------
Comprehensive (loss) income.............................    $(4,639)      $3,887
                                                            =======       ======

11. RECENT PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month period ended January 2, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JANUARY 2, 2000 COMPARED TO THREE-MONTH PERIOD ENDED
  JANUARY 3, 1999

    Revenues for the first quarter of fiscal 2000 were $90.3 million, a decrease of 4%, or $4.0 million, from the first quarter of fiscal 1999 revenues of $94.3 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 76% and 74% of the Company's total revenues for the first quarters of fiscal 2000 and 1999, respectively. The Company's Radiation Therapy Products revenues represented approximately 14% and 18% of the Company's total revenues for the first quarters of fiscal 2000 and 1999, respectively. The Company's Health Care Information Systems revenues represented approximately 10% and 8% of the Company's total revenues for the first quarters of fiscal 2000 and 1999, respectively.

NON-ORDINARY CHARGES AND EXPENSES

LITIGATION

    Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions named as defendants the Company and certain of its present and former officers and directors. The complaints alleged various violations of the federal securities laws in connection with the restatement of the Company's financial statements and sought unspecified but potentially significant damages. In April 1999, these actions were ordered consolidated and, in July 1999, the plaintiffs filed a consolidated amended complaint. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period.

    On January 13, 2000, ADAC reached agreements-in-principle to settle these actions. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. Final settlements are contingent upon the satisfaction of numerous conditions, including among others, final court approval.. As a result of having reached these agreements in principle, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion.

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

    The Company is also a defendant in various legal proceedings incidental to its business. Management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

RESTRUCTURING

    During fiscal 1999, the Company conducted a comprehensive review of its operations. Based on this review it restructured its European, South American and ADAC Medical Technologies ("AMT") businesses. As a result, the Company recorded charges in fiscal 1999 of $4.1million. Of this amount, $2.5 million relating to the restructuring of the European and South American businesses was recorded during the first quarter of fiscal 1999. An amount of $0.4 million was charged against the liability during the three months ended January 2, 2000, representing cash payments made. As of January 2, 2000, $1.5 million remained in the accrual, comprised of $1.0 million for severance expenses, $0.3m for legal and consulting, and $0.2 million for facilities and other costs associated with the restructuring. The Company currently expects that these restructuring costs will be paid over the remaining three quarters of fiscal 2000.

MEDICAL SYSTEMS

    Medical Systems includes revenues from the sale of the Company's nuclear medicine products and customer service related to those products. Revenues also include sales from the Company's ADAC Medical Technologies ("AMT") products. Summary information related to Medical Systems revenues and gross margins for the three-month period ended January 2, 2000, compared to the corresponding period in fiscal 1999 is as follows:

                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                          JANUARY 2,    JANUARY 3,
                                                             2000          1999
                                                          -----------   -----------
                                                               (DOLLAR AMOUNTS
                                                                IN THOUSANDS)
Revenues:
  Product...............................................    $49,549       $51,362
  Service...............................................     19,175        18,662
                                                            -------       -------
    Total...............................................    $68,724       $70,024
                                                            =======       =======
Geographical mix:
  United States.........................................       82.2%         86.0%
  International.........................................       17.8%         14.0%

Gross profit:
  Product...............................................    $15,715       $20,719
  Service...............................................      4,674         4,365
                                                            -------       -------
    Total...............................................    $20,389       $25,084
                                                            =======       =======
Gross margin:
  Product...............................................       31.7%         40.3%
  Service...............................................       24.4%         23.4%
    Total...............................................       29.7%         35.8%

    Medical Systems' product revenues decreased 4% for the three-month period ended January 2, 2000, from the same period in fiscal 1999. Revenues were disproportionately higher in the first quarter of fiscal 1999 due to the Company's shipment during that quarter of a large volume of backordered products that had been released in late September 1998. In addition, revenues were lower in fiscal 2000 as pricing pressures resulted in lower average selling prices on sales of dual head cameras. The lower revenue on dual head camera sales was partially offset by increased sales volume of C-PET-TM-, which has a higher average selling price. The proportion of the Company's revenues derived from Europe increased due to increased penetration of the Forte-TM- in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

    Gross margins for Medical Systems products decreased 9 percentage points, or by 24%, in the three-month period ended January 2, 2000, compared to the corresponding period of the prior fiscal year. The decrease in margins resulted primarily from competitive pricing pressures and additional sales of the higher cost Forte. In addition the Company refined it's estimate and recorded an additional warranty provision of approximately
$1.0 million during the three-month period ended January 2, 2000. Also, costs related to the recently acquired UGM Medical Systems product line, including amortization of acquired technology costs were included in the current period.

    Medical Systems service revenues for the three-month period ended
January 2, 2000, increased 3% over the same period in fiscal 1999. The increase resulted from a higher customer base offset by a decrease in sales related to upgrades for Year 2000 compliance. Gross margins improved 1% for the three-month period ended January 2, 2000, compared to the same period of fiscal 1999.

RADIATION THERAPY PRODUCTS ("RTP")

    RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3) radiation therapy planning system. RTP revenues also include sales from the Company's CT refurbishing business unit, ARS. Summary information related to RTP revenues and gross margins for the three-month period ended January 2, 2000, compared to the corresponding period in fiscal 1999 is as follows:

                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                          JANUARY 2,    JANUARY 3,
                                                             2000          1999
                                                          -----------   -----------
                                                               (DOLLAR AMOUNTS
                                                                IN THOUSANDS)
Revenues:
  Product...............................................    $11,357       $16,338
  Service...............................................        841           610
                                                            -------       -------
    Total...............................................    $12,198       $16,948
                                                            =======       =======
Geographical mix:
  United States.........................................       73.7%         87.6%
  International.........................................       26.3%         12.4%

Gross profit:
  Product...............................................    $ 6,991       $ 9,920
  Service...............................................        447           181
                                                            -------       -------
    Total...............................................    $ 7,438       $10,101
                                                            =======       =======
Gross margin:
  Product...............................................       61.6%         60.7%
  Service...............................................       53.2%         29.7%
    Total...............................................       61.0%         59.6%

    RTP product revenues decreased 30% for the three-month period ended
January 2, 2000, from the same period in fiscal 1999. The decrease for the three-month period resulted primarily from a lower volume of shipments of the Pinica1(3) and lower refurbishment revenues in the first three months of fiscal 2000. This was partially offset by the higher level of revenue in Europe due to the timing of installations in the current period. Additionally the Company believes that revenue in the first quarter of fiscal 1999 was unusually high and that the revenue in the first quarter of fiscal 2000 is more reflective of the recent trend. Product revenue reported for the fourth quarter of fiscal 1999 was $11.6 million.

    Gross margins for RTP for the three-months ended January 2, 2000 remained relatively constant at 61% compared to the corresponding period in fiscal 1999. Although there was some erosion in gross margin in the first quarter of fiscal 2000 as the Pinnacle(3) product line faced increased pricing pressure, this was offset by a change in product mix as the lower margin ARS refurbishing products represented a smaller share of the revenue compared to the same period in fiscal 1999.

    RTP service revenues increased 38% for the three-month period ended
January 2, 2000, compared to the corresponding period in fiscal 1999 due primarily to the commencement of separate RTP service contracts for software support. Service gross margins increased from 30% in the first three months of fiscal 1999 to 53% in the first three months of fiscal 2000 due to the increase in the number of contracts, leveraging the cost structure.

HEALTH CARE INFORMATION SYSTEMS ("HCIS")

    HCIS revenues are generated from the sale and support of radiology and cardiology information systems and the support of the Company's legacy laboratory information systems. Summary information related to HCIS revenues and gross margins for the three-month period ended January 2, 2000, compared to the corresponding period in fiscal 1999 is as follows:

                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                          JANUARY 2,    JANUARY 3,
                                                             2000          1999
                                                          -----------   -----------
                                                               (DOLLAR AMOUNTS
                                                                IN THOUSANDS)
Revenues:
  Product...............................................    $5,775        $3,206
  Service...............................................     3,625         4,101
                                                            ------        ------
    Total...............................................    $9,400        $7,307
                                                            ======        ======
Geographical mix:
  United States.........................................      96.2%         97.3%
  International.........................................       3.8%          2.7%

Gross profit:
  Product...............................................    $2,288        $1,182
  Service...............................................     2,018         2,248
                                                            ------        ------
    Total...............................................    $4,306        $3,430
                                                            ======        ======
Gross margin:
  Product...............................................      39.6%         36.9%
  Service...............................................      55.7%         54.8%
    Total...............................................      45.8%         46.9%

    HCIS product revenues increased 80% for the three-month period ended
January 2, 2000, compared to the same period in fiscal 1999. The increase resulted primarily from additional sales of QuadRIS-TM- for the radiology product line, and also from increased sales in cardiology and the addition of the DINPACs-TM- product. These increases were partially offset by diminishing revenues from the discontinued Labstat-TM- product When compared to the fourth quarter of fiscal 1999 revenues of $7.4 million however, revenue has declined by 22% in the three month period January 2, 2000. This is primarily due to slower bookings, which the Company believes is a result of customers delaying their purchase decision due to year 2000 concerns. Gross margins for HCIS for the three-month period ended January 2, 2000 increased 3 percentage points, or 8%, from the corresponding period in fiscal 1999. This is primarily due to the higher revenue leveraging the substantially fixed product cost structure, partially offset by a change in mix to lower margin cardiology products in the first quarter of fiscal 2000.

    HCIS service revenues decreased for the three-month period ended January 2, 2000, compared to the corresponding period in fiscal 1999, due primarily to lower service revenues from the discontinued Labstat-TM- product. Service gross margins increased for the three-month period ended January 2, 2000, compared to the corresponding period in fiscal 1999, due to improved third party maintenance fees.

OPERATING AND OTHER EXPENSES:

    As a percentage of the Company's revenues, operating and other expenses for the three-month periods ended January 2, 2000 and January 3, 1999 are as follows:

                                                              THREE MONTHS ENDED
                                                         ----------------------------
                                                         JANUARY 2,       JANUARY 3,
                                                            2000             1999
                                                         -----------      -----------
Operating expenses:
  Marketing and sales..................................     16.1%            16.4%
  Research and development, net of software
    capitalization.....................................      5.6%             4.6%
  General and administrative...........................      8.7%             8.8%
  Goodwill amortization................................      0.6%             0.5%
  Restructuring charge.................................      0.0%             2.7%
  Settlement of litigation and related charges.........     11.4%             0.0%
                                                            ----             ----
                                                            42.4%            33.0%
                                                            ====             ====
Other expense, net.....................................      1.0%             1.3%

    Marketing and sales expenses for the three-month period ended January 2, 2000 decreased $0.9 million from the corresponding period in the prior fiscal year. The decrease came primarily from international operations where restructuring actions taken in fiscal 1999 resulted in cost savings.

    Research and development expenses, net of software capitalization, for the three-month period ended January 2, 2000 increased $0.7 million over the corresponding period in the prior fiscal year. The expense increase is the result of fewer software projects meeting technical feasibility during the first quarter of fiscal 2000, therefore fewer projects met the criteria for capitalization. Several of the projects being capitalized during the first quarter of fiscal 1999 were completed late in fiscal 1999. Capitalized software costs were $2.1 million and $3.0 million in the first quarters of fiscal 2000 and 1999, respectively.

    General and administrative expenses for the three-month period ended January 2, 2000 decreased $0.5 million from the corresponding period in the prior fiscal year. The expense decreased because the first quarter of fiscal 1999 included expenses related to the restatement of the Company's financial statements. This decrease was partially offset by investments in infrastructure in Finance and Administration and UGM in the first quarter of fiscal 2000.

    Goodwill amortization remained constant at $0.5 million for the three-month period ended January 2, 2000 compared to the corresponding period of fiscal 1999. There was increased amortization of goodwill in the first quarter of fiscal 2000 related to the acquisition of UGM at the end of fiscal 1999 offset by earlier acquisitions reaching the end of their amortization life.

    The Company recorded a settlement charge in the first quarter of fiscal 2000 of $10.3 million representing its total costs, including legal fees, to settle the consolidated class action lawsuit and related derivative litigation pending against the Company. The settlements are contingent upon the satisfaction of numerous conditions, including among others, final court approval.

    The Company recorded a restructuring charge in the first quarter of fiscal 1999 of $2.5 million related to its international operations in order to improve the operations' profitability.

    Interest and other expense, net, which primarily consists of interest expense and foreign currency translation gains and losses, decreased
$0.3 million for the three-month period ended January 2, 2000 compared to the corresponding period in the prior fiscal year due to lower interest expense and a foreign currency gain in the first quarter of fiscal 2000 compared to a foreign currency loss in the first quarter of fiscal 1999.

    INCOME TAXES:

    The Company's effective tax rate as a percentage of pretax income was 37% for the first three months of fiscal 2000, compared to 38% for the first three months of fiscal 1999. The Company currently expects the fiscal 2000 effective tax rate to be between 35% and 40%.

LIQUIDITY AND CAPITAL RESOURCES:

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

    Cash provided by operating activities was $10.6 million in the first quarter of fiscal 2000. The primary source of cash was provided by operating profits of $8.1 million, after giving effect to non-cash charges of $12.5 million (net). Net changes in operating assets and liabilities of $2.5 million increased the amount of cash provided from operations. The primary changes in operating assets and liabilities were an increase in accounts receivable of $5.7 million, a decrease in inventory of $4.3 million, an increase in accounts payable of $7.7 million and a decrease in other accrued liabilities of $3.4 million.

    Cash used in operating activities was $14.0 million in the first quarter of fiscal 1999. The primary source of cash was the net income from operations of $3.9 million, which included $6.5 million (net) of non-cash charges. Net changes in operating assets and liabilities of $24.4 million decreased the amount of cash provided from operations. The decrease was primarily related to the $24.0 million increase in accounts receivable due to a decrease in accounts receivable sold to third party finance companies and, to a lesser degree, increased sales and slower collections in the period.

    Cash of $4.1 million was used for investing activities in the first quarter of fiscal 2000. This activity consisted primarily of $1.4 million, $2.1 million and $0.6 million for capital equipment expenditures, capitalized software expenditures and an increase in other assets and intangibles, respectively. Cash of $5.8 million was used for investing activities in the first quarter of fiscal 1999, principally for capital equipment expenditures and capitalized software expenditures partially offset by a decrease in other assets and intangibles.

    Financing activities used $8.6 million of cash in the first quarter of fiscal 2000. This was attributable to $8.9 million of decreased borrowings, $0.3 million payment of capital lease obligations and $0.6 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans. Financing activities provided $16.5 million of cash in the first quarter of fiscal 1999. This was attributable to $14.9 million of increased borrowings and $1.6 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans.

    As of January 2, 2000 the Company had a $75.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays commitment fees and interest on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment, and interest rates are based on the banks' prime rate or Libor plus rates ranging from 1.0% to 2.5%. At January 2, 2000, the Company had
$32.0 million available for borrowing under this facility. Due to the settlement of litigation and related charges, the results of the Company's operations in the first quarter of fiscal 2000 caused the Company to be out of compliance with it's financial covenants in the facility. The banks waived this default for the first fiscal quarter of 2000. On January 28, 2000, the Company and the bank syndicate signed an amendment increasing the credit facility from $75.0 million to $85.0 million and modifying the financial covenants to be more reflective of the Company's recent financial performance. The Company is in compliance with these modified covenants in the first quarter of fiscal 2000.

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

LITIGATION

    Commencing in December 1998, a total of eleven class action lawsuits were filed in federal court by or on behalf of stockholders who purchased Company stock between January 10, 1996 and December 28, 1998. These actions named as defendants the Company and certain of its present and former officers and directors. The complaints alleged various violations of the federal securities laws in connection with the restatement of the Company's financial statements and sought unspecified but potentially significant damages. In April 1999, these actions were ordered consolidated and, in July 1999, the plaintiffs filed a consolidated amended complaint. A stockholder derivative action, purportedly on behalf of the Company and naming as defendants Company officers and directors was also filed in state court seeking recovery for the Company based on stock sales by these defendants during the above time period.

    On January 13, 2000, ADAC reached agreements-in-principle to settle these actions. Pursuant to these settlements, the plaintiff class will receive
$20 million in full settlement of their claims. Final settlements are contingent upon the satisfaction of numerous conditions, including among others, approvals by the Federal Court in the Northern District of California. On February 9, 2000 the agreements in principle were approved by the Board of Directors subject to the finalization of remaining contingencies by an appointed member. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion.

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

    The Company is also a defendant in various legal proceedings incidental to its business. Management is of the opinion that any liability resulting from these claims would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

SOUTH AMERICAN OPERATIONS

    A significant number of the Company's customers in its principal South American markets of Brazil, Argentina and Colombia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, may have all contributed to delays in the collection of accounts receivable from customers in these markets. During fiscal 1999 the Company renewed collection efforts and completed an evaluation of each receivable balance and recourse obligation to determine the level of reserves required for these customers. As a result of this evaluation, the Company revised its estimate of the recoverability of its South American receivables and recourse obligations during fiscal 1999 and provided additional reserves of $8.9 million. As of January 2, 2000 the Company had net South American receivables of $1.6 million and recourse contingencies of $1.2 million.

GOVERNMENT REGULATION

    The design, clinical activities, manufacturing, labeling, distribution, sale, marketing, advertising and promotion of the Company's products are subject to extensive and rigorous governmental regulation in the United States and foreign countries. In the United States and certain foreign countries, the process of obtaining and maintaining required regulatory clearances or approvals is lengthy, expensive and uncertain. There can be no assurance that any necessary clearance or approval will be granted to the Company or that FDA or other regulatory agency review will not involve delays adversely affecting the Company. In addition, a failure to comply with applicable regulatory requirements could result in enforcement actions including Warning Letters, as well as civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, and criminal prosecution, which could have a material adverse effect upon the Company.

    In mid-1998, the State of California, under a contract with the FDA, completed a routine inspection of ADAC's facility in Milpitas, California. The state investigator issued a FDA Form 483 containing observations of non-compliance of the recently implemented QSR. The state investigator also placed a temporary shipment hold on Pinnacle(3) pending the Company satisfactorily responding to the State's concerns regarding the Company's quality systems. The Company promptly responded to the FDA and the State and initiated a number of corrective actions. The State lifted the Pinnacle(3) shipment hold on August 28, 1998 and, in September 1998, ADAC received a letter from the FDA indicating that the Company had adequately responded to the FDA's concerns. Although the Company was deemed to have adequately responded to the State and FDA following the foregoing inspections, the Company is responsible for the full implementation of all corrective actions. In addition, as all companies are, the Company remains subject to periodic inspections in the future and there can be no assurance as to the timing or outcome of any subsequent inspection. The scope of any re-inspection could be more comprehensive than the inspection of the Company's Milpitas facility, and there can be no assurance that the FDA, upon re-inspection, will deem the Company's corrective actions to be adequate or that additional corrective action, in areas not addressed in the Form 483, will not be required. Any failure by the Company to fully implement the required corrective actions or to comply with any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing, would have a material adverse effect on the Company.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

    ADAC's success is dependent upon the successful development, introduction and commercialization of new products and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements such as Forte, Skylite and ENVOI in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market and sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

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

    The Company believes that it has already taken steps to remedy certain weaknesses in its control functions, and that improvements already in place, coupled with the continuous improvements the Company is making, should substantially improve the timeliness and accuracy of the Company's internal financial reporting and monitoring functions.

RISKS RELATED TO ACQUISITIONS

    In the past two years, the Company has acquired a number of businesses, and anticipates that it may continue to acquire businesses whose products and services complement the Company's businesses. Acquisitions involve numerous risks, including, among other things, difficulties in successfully integrating the businesses (including products and services, as well as sales and marketing efforts), failure to retain existing customers or attract new customers to the acquired business operations, failure to retain key technical and management personnel, coordinating geographically separated organizations, and diversion of ADAC management attention. These risks, as well as liabilities of any acquired business (whether known or unknown at the time of acquisition), could have a material adverse effect on the results of operations and financial condition of the Company, including adverse short-term effects on its reported operating results. The Company seeks to mitigate these risks by taking reserves when appropriate in connection with these acquisitions. In addition, the Company has in the past and may in the future issue stock as consideration for acquisitions. Future sales of shares of the Company's stock issued in such acquisitions could adversely affect or cause fluctuations in the market price of the Company's Common Stock.

YEAR 2000 COMPLIANCE

    The following statements constitute "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Many currently installed computer systems and software products were coded to accept only 2 digit entries in the date code field. Beginning in the Year 2000, these date code fields needed to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that did not properly recognize such information could have generated erroneous data or caused a system to fail. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. The Company utilized both internal and external resources to identify, correct or reprogram, and test its internal systems, for Year 2000 compliance. The Company believes such compliance did not have a material adverse effect on the Company's results of operations or financial condition.

    The Company completed an assessment and analysis of its internal information technology systems, software and manufacturing equipment. The Company implemented the system changes needed to correct its internal Year 2000 issues. While the Company currently believes that the Year 2000 did not pose significant internal operational problems, issues could still arise due to fiscal 2000 leap year or other dates not already identified. Failure by the Company to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's results of operations.

    The Company established a program to assess its products to ensure that they are Year 2000 compliant. To monitor this program and to inform customers about the Year 2000 issues with respect to its products, the Company created a website at www.adaclabs.com/about/year20001.html. This website identified the status of Year 2000 compatibility of its products, including products that are Year 2000 compliant, products that needed software updates, products that required hardware upgrades, and products that could not be made Year 2000 compliant. This list was periodically updated as analysis of additional products is completed and is still available.

    The Company sold, or provided under warranty or service contracts, software license upgrades to update the majority of its installed base to make the products Year 2000 compliant, and completed development of such upgrades in 1999. For older equipment which the Company no longer manufactures, the Company sold hardware upgrades to its customers which addressed the Year 2000 compliance where possible. Where possible the Company contacted by mail customers which required computer hardware upgrades, and also posted information relating to Year 2000 compliance for its products on the Company's website as described above.

    The Company gathered information from its suppliers and vendors to determine the extent to which the Company's capabilities were vulnerable to failure by those third parties to remedy their own Year 2000 issues. The Company received responses to some of those inquiries and analyzed the information that was made available. The Company proceeded with further analysis or testing of its vendors' systems as needed. Although the Company has not experienced any significant delays due to Year 2000 issues, there is no guarantee that the systems and products of other companies on which the Company relies were timely converted or that they will not have a material adverse effect on the Company in the months to come.

    The Company has incurred Year 2000 costs of approximately $1.2 million. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on current assessments of the activities described above, and are subject to changes as the Company continues to monitor these activities. The Company believes any modifications deemed necessary were made on a timely basis and does not believe that the costs of such modifications had a material adverse effect on the Company's operating results.

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

MARKET RISK

    The Company's market risk disclosures set forth in the 1999 Annual Report to Shareholders have not changed significantly.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    See Note 6 "Credit and Borrowing Arrangements" of Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.28   Second Amendment to Amended and Restated Credit Agreement

27      Financial Data Schedule

(b) Reports on Form 8-K:

    On January 13, 2000, the Company filed a Form 8-K with respect to the issuance by the Company of a press release announcing that the Company had reached agreements in principle to settle certain class action and related derivative litigation involving the Company. See Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2000                                ADAC LABORATORIES
                                                       (REGISTRANT)

                                                       By:  /s/ NEIL J. LAIRD
                                                            -----------------------------------------
                                                            Neil J. Laird
                                                            SENIOR VICE PRESIDENT,
                                                            CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL AND
                                                            ACCOUNTING OFFICER)