Form 10-Q
period 2000-04-02
ADAC LABORATORIES
filed 2000-05-15
CIK 313798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                                   (MARK ONE)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000
                                       OR

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 28, 2000 Registrant had 20,649,000 outstanding shares of Common Stock, no par value.

(This document contains a total of 25 pages)

                       ADAC LABORATORIES AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


Part I.           Financial Information

       Item 1.    Financial Statements

                  Condensed Consolidated Statements of Operations for the Three-Month and
                  Six-Month Periods Ended April 2, 2000 and April 4, 1999..........................................3

                  Condensed Consolidated Balance Sheets at April 2, 2000 and October 3, 1999.......................4

                  Condensed Consolidated Statements of Cash Flows for the Six-Month Periods
                  Ended April 2, 2000 and April 4, 1999............................................................5

                  Notes to Condensed Consolidated Financial Statements.............................................6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............12

Part II.          Other Information

       Item 1.    Legal Proceedings................................................................................24

       Item 3.    Defaults upon Senior Securities..................................................................24

       Item 4.    Submission of Matters to a Vote of Security Holders..............................................24

       Item 6.    Exhibits and Reports on Form 8-K.................................................................24

                  Signatures.......................................................................................25

                          PART I--FINANCIAL INFORMATION
                       ADAC LABORATORIES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     ------------------       ----------------
                                                                    APRIL 2,   APRIL 4,      APRIL 2,    APRIL 4,
                                                                      2000       1999          2000        1999
                                                                    --------   --------      --------    --------
                                                                    (Amounts in thousands, except per share data)
REVENUES, NET:
  Product.......................................................  $  67,596    $ 63,520    $ 134,277     $ 134,426
  Service.......................................................     22,417      23,873       46,058        47,246
                                                                  ---------    --------   ----------     ---------
                                                                     90,013      87,393      180,335       181,672
                                                                  ---------    --------   ----------     ---------

COST OF REVENUES:
  Product.......................................................     41,033      55,697       82,720        94,782
  Service.......................................................     16,194      18,250       32,696        34,829
                                                                  ---------    --------   ----------     ---------
                                                                     57,227      73,947      115,416       129,611
                                                                  ---------    --------   ----------     ---------
GROSS PROFIT ...................................................     32,786      13,446       64,919        52,061
                                                                  ---------    --------   ----------     ---------

OPERATING EXPENSES:
  Marketing and sales ..........................................     13,690      17,273       28,243        32,736
  Research and development .....................................      4,468       4,478        9,545         8,844
  General and administrative ...................................      7,862      17,753       15,720        26,092
  Goodwill amortization ........................................        513         502        1,026           990
  Restructuring charges ........................................          -         800            -         3,300
  Settlement of litigation and related charges..................          -           -       10,340            -
                                                                  ---------    --------   ----------     ---------
                                                                     26,533      40,806       64,874        71,962
                                                                  ---------    --------   ----------     ---------

OPERATING INCOME (LOSS).........................................      6,253     (27,360)          45       (19,901)
                                                                  ---------    --------   ----------     ---------

Interest and other expense, net.................................      1,259       1,741        2,152         2,981
                                                                  ---------    --------   ----------     ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES.......      4,994     (29,101)      (2,107)      (22,882)
Provision (benefit) for income taxes............................      1,848      (8,310)        (779)       (5,947)
                                                                  ---------    --------   ----------     ---------

NET INCOME (LOSS)...............................................  $   3,146    $(20,791)   $  (1,328)    $ (16,935)
                                                                  =========    ========   ==========     =========
NET INCOME (LOSS) PER SHARE:
      Basic.....................................................  $    0.15    $  (1.02)   $   (0.06)    $   (0.83)
                                                                  =========    ========   ==========     =========

      Diluted...................................................  $    0.15    $  (1.02)   $   (0.06)    $   (0.83)
                                                                  =========    ========   ==========     =========

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
      Basic.....................................................     20,637      20,456       20,611        20,414
                                                                  =========    ========   ==========     =========

      Diluted...................................................     21,175      20,456       20,611        20,414
                                                                  =========    ========   ==========     =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ADAC LABORATORIES AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 APRIL 2,            OCTOBER 3,
                                                                                  2000                 1999 (1)
                                                                             --------------       ---------------
                                                                               (Unaudited)
                                                                                     (Amounts in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..............................................     $  6,573               $  5,796
   Trade receivables, net of allowance for doubtful accounts of
      $16,787 in 2000 and $14,707 in 1999.................................       82,180                 80,393
   Tax and other receivables..............................................        2,831                  2,265
   Inventories, net ......................................................       25,774                 35,076
   Prepaid expenses and other current assets .............................        6,414                  5,620
   Current deferred income taxes..........................................       14,523                 13,717
                                                                               --------               --------

     TOTAL CURRENT ASSETS.................................................      138,295                142,867


Service parts, net........................................................       18,599                 18,297
Fixed assets, net.........................................................       16,391                 15,555
Capitalized software, net of accumulated amortization of
   $15,102 in 2000 and $13,167 in 1999....................................       20,216                 17,417
Intangibles, net..........................................................       39,229                 41,024
Deferred income taxes ....................................................        3,210                  3,230
Other assets, net.........................................................        1,437                  1,272
                                                                               --------               --------

     TOTAL ASSETS.........................................................     $237,377               $239,662
                                                                               ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks.................................................     $ 41,092               $ 51,961
   Accounts payable.......................................................       21,983                 13,492
   Deferred revenues......................................................       17,897                 17,185
   Accrued compensation...................................................       13,426                 12,750
   Customer deposits and advances.........................................        7,054                  6,757
   Warranty and installation .............................................        6,308                  5,835
   Other accrued liabilities..............................................       19,119                 20,461
                                                                               --------               --------
     TOTAL CURRENT LIABILITIES ...........................................      126,879                128,441

Non-current liabilities...................................................        3,897                  3,708
                                                                               --------               --------

     TOTAL LIABILITIES....................................................      130,776                132,149
                                                                               --------               --------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
   Authorized: 5,000 shares; issued and outstanding: none.................            -                      -
Common stock, no par value:
   Authorized: 50,000 shares; issued and outstanding: 20,635 shares
        as of April 2, 2000 and 20,542 shares as of October 3, 1999 ......      155,460                154,275
Accumulated deficit.......................................................      (45,214)               (43,886)
Accumulated other comprehensive loss .....................................       (3,645)                (2,876)
                                                                               --------               --------
TOTAL SHAREHOLDERS' EQUITY................................................      106,601                107,513
                                                                               --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................     $237,377               $239,662
                                                                               ========               ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.
(1) Data extracted from audited consolidated financial statements dated October 3, 1999 of ADAC Laboratories.

                       ADAC LABORATORIES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             APRIL 2,           APRIL 4,
                                                                                               2000               1999
                                                                                            ----------        -------------
                                                                                                  (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................................................      $ (1,328)               $(16,935)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Depreciation and amortization ................................................         9,398                   7,742
     Deferred income taxes.........................................................          (786)                 (5,985)
     Stock compensation expense....................................................           524                     194
     Restructuring charges.........................................................             -                   3,300

Changes in operating assets and liabilities:
     Trade receivables, net........................................................        (2,017)                (29,552)
     Tax and other receivables.....................................................          (778)                    433
     Inventories, net..............................................................         9,434                  24,261
     Prepaid expenses and other current assets.....................................          (902)                 (1,865)
     Service parts.................................................................        (2,116)                 (2,959)
     Accounts payable..............................................................         8,463                  (2,676)
     Deferred revenues.............................................................         1,453                   7,014
     Accrued compensation..........................................................           676                   2,933
     Customer deposits and advances................................................           297                   5,915
     Warranty and installation, and other accrued liabilities......................           473                    (515)
     Settlement of litigation and related charges..................................         1,621                      --
     Other accrued liabilities.....................................................        (3,796)                   (119)
     Non-current liabilities.......................................................           920                    (231)
                                                                                         --------                --------

Net cash provided by (used in) operating activities................................        21,536                  (9,045)
                                                                                         --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................        (3,895)                 (8,009)
  Capitalized software.............................................................        (4,734)                 (5,006)
  Other assets and intangibles.....................................................          (932)                    862
                                                                                         --------                --------

Net cash used in investing activities..............................................        (9,561)                (12,153)
                                                                                         --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under short-term debt arrangements, net..................       (10,870)                 15,699
  Payments under capital lease agreements .........................................          (734)                    (96)
  Proceeds from issuance of common stock, net......................................           809                   3,410
                                                                                         --------                --------
Net cash (used in) provided by financing activities ...............................       (10,795)                 19,013
                                                                                         --------                --------

Effect of exchange rate changes on cash............................................          (403)                 (1,235)
                                                                                         --------                --------

Net change in cash and cash equivalents............................................           777                  (3,420)
Cash and cash equivalents, at beginning of the period..............................         5,796                   4,869
                                                                                         --------                --------

Cash and cash equivalents, at end of the period....................................      $  6,573                $  1,449
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

                       ADAC LABORATORIES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and six-month periods ended April 2, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

     The balance sheet data at October 3, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share
(EPS) for the three and six-month periods ended April 2, 2000 and April 4, 1999 is as follows:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                ------------------           ----------------
                                                              APRIL 2,      APRIL 4,      APRIL 2,       APRIL 4,
                                                                2000          1999          2000           1999
                                                              --------      --------      --------       --------
                                                                (Amounts in thousands, except per share data)
Basic EPS:
   Net income (loss).....................................     $ 3,146      $(20,791)       $ (1,328)    $(16,935)
   Weighted average common shares outstanding ...........      20,637        20,456          20,611       20,414
   Basic net income (loss) per share ....................     $  0.15      $  (1.02)       $  (0.06)     $ (0.83)

Diluted EPS:
   Net income (loss) ....................................     $ 3,146      $(20,791)       $ (1,328)    $(16,935)
   Weighted average common shares outstanding............      20,637        20,456          20,611       20,414
   Options ..............................................         538             -               -            -
                                                             --------    ----------       ---------    ---------
   Total shares..........................................      21,175        20,456          20,611       20,414
                                                             ========    ==========       =========    =========

   Diluted net income (loss) per share ..................     $  0.15      $  (1.02)       $  (0.06)    $  (0.83)

     If the Company had recorded net income in the three-month period ended April 4, 1999, and the six-month periods ended April 2, 2000 and April 4, 1999, the total diluted shares would have increased by shares for 290,000, 465,000 and 575,000 options respectively.

                       ADAC LABORATORIES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



3.  INVENTORIES

                                                                           APRIL 2,            OCTOBER 3,
                                                                            2000                  1999
                                                                       --------------         ------------
                                                                                (Amounts in thousands)
Inventories consist of:
   Purchased parts and sub-assemblies.............................        $  11,043              $ 7,203
   Work-in-process................................................            4,514                5,518
   Finished goods ................................................           10,217               22,355
                                                                          ---------             --------
                                                                          $  25,774              $35,076
                                                                          =========             ========
4.  FIXED ASSETS
                                                                            APRIL 2,           OCTOBER 3,
                                                                             2000                 1999
                                                                        -------------         ------------
                                                                                (Amounts in thousands)
Fixed assets, at cost, consist of:
   Production and test equipment..................................         $  5,237             $  3,819
   Field service equipment........................................              679                  709
   Office and demonstration equipment.............................           25,771               23,707
   Leasehold improvements.........................................            1,818                1,659
                                                                          ---------            ---------
                                                                             33,505               29,894
   Less accumulated depreciation and amortization.................          (17,114)             (14,339)
                                                                          ---------            ---------
                                                                           $ 16,391             $ 15,555
                                                                          =========            =========

5.  RESTRUCTURING CHARGES

     During fiscal 1999, the Company conducted a comprehensive review of its operations. Based on this review it restructured its European, South American and ADAC Medical Technologies ("AMT") businesses. As a result, the Company recorded charges in fiscal 1999 of $4.1million. Of this amount $0.8 million and $3.3 million were recorded during the three and six-month periods ended April 4, 1999, respectively, relating to the restructuring of the European and South American businesses. Amounts of $0.3 million and $0.7 million were charged against the liability during the three and six-month periods ended April 2, 2000, representing cash payments made. As of April 2, 2000, $1.3 million remained in the accrual, comprised of $0.8 million for severance expenses, $0.3 million for legal and consulting, and $0.2 million for facilities and other costs associated with the restructuring. The Company currently expects that these restructuring costs will be paid over the remaining two quarters of fiscal 2000.


6.  CREDIT AND BORROWING ARRANGEMENTS

     As of April 2, 2000 the Company had an $85.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays commitment fees and interest on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment, and interest rates are based on the banks' prime rate or Libor plus rates ranging from 1.0 % to 2.5%. At April 2, 2000, the Company had $43.9 million available for borrowing under this facility. Due to the settlement of certain securities litigation and related charges, the results of the Company's operations in the first quarter of fiscal 2000 caused the Company to be out of compliance with it's financial covenants in the facility. On January 28, 2000, the Company and the bank syndicate signed an amendment increasing the credit facility from $75.0 million to $85.0 million and modifying the financial covenants, retroactively to include the first fiscal quarter of 2000, to be more reflective of the Company's recent financial performance. The Company was in compliance with these modified covenants in the first and second quarters of fiscal 2000.

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

     In January 2000, the Company reached an agreement with the plaintiffs to settle the class action law-suit. The parties to the class action have submitted a Stipulation of Settlement to the court for preliminary approval. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. In January, 2000, the Company also reached an agreement-in-principle to settle the derivative action. Settlement of both of these actions is contingent upon the satisfaction of numerous conditions, including among others, final court approval. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion. During the six months ended April 2, 2000, the Company made cash payments of $8.7 million against this accrual, consisting of $8.0 million in settlement costs and $0.7 million in related legal fees. As of April 2, 2000, approximately $1.6 million remained in the accrual.

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

8.       INCOME TAXES

     The Company uses the asset and liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision (benefit) for income taxes for each of the three and six-month periods ended April 2, 2000 and April 4, 1999 are based on the estimated effective income tax rates for the fiscal years ending October 1, 2000 and ended October 3, 1999 of 37% and 26%, respectively. The effective tax rate for fiscal year 1999 was adjusted in the second quarter of fiscal 1999 from 38% to 26%, resulting in an effective tax rate of 29% for that quarter.

                       ADAC LABORATORIES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



9.   SEGMENT REPORTING

     The Company has three reportable segments, Medical Systems ("MS"), Radiation Therapy Planning ("RTP") and Health Care Information Systems ("HCIS"). The Company is organized on the basis of products and services. The Company's reportable segments are strategic business units that offer different products and include corporate allocations of general and administrative expenses. The following table summarizes information about the Company's reportable segments for the three and six-month periods ended April 2, 2000 and April 4, 1999. Asset information by reportable segment has not been presented as the Company does not produce and rely on such information.

    (Amounts in thousands)               THREE MONTHS ENDED APRIL 2, 2000                SIX MONTHS ENDED APRIL 2, 2000
                                      MS         RTP        HCIS       TOTAL         MS         RTP        HCIS       TOTAL
                                ---------------------------------------------- ----------------------------------------------
Revenues, net:
   Product                          $55,154     $8,495     $3,947     $67,596    $104,703     $19,852    $ 9,722    $134,277
   Service                           18,395        925      3,097      22,417      37,570       1,766      6,722      46,058
                                ---------------------------------------------- ----------------------------------------------
                                    $73,549     $9,420     $7,044     $90,013    $142,273     $21,618    $16,444    $180,335
                                ============================================== ==============================================

Income (loss) before provision
(benefit) for income taxes           $6,042       $240    $(1,288)     $4,994      $7,537      $1,662      $(966)     $8,233


    (Amounts in thousands)                THREE MONTHS ENDED APRIL 4, 1999               SIX MONTHS ENDED APRIL 4, 1999
                                      MS         RTP        HCIS       TOTAL         MS         RTP        HCIS       TOTAL
                                ---------------------------------------------- ----------------------------------------------
Revenues, net:
   Product                          $50,529     $8,308     $4,683     $63,520    $101,892     $24,645    $ 7,889    $134,426
   Service                           19,647        508      3,718      23,873      38,308       1,118      7,820      47,246
                                ---------------------------------------------- ----------------------------------------------
                                    $70,176     $8,816     $8,401     $87,393    $140,200     $25,763    $15,709    $181,672
                                ============================================== ==============================================

(Loss) income before (benefit)
provision for income taxes         $(10,483)     $(536)     $(102)   $(11,121)    $(6,722)     $4,633      $(313)    $(2,402)

     The following is a reconciliation of total segment income (loss) before provision (benefit) for income taxes to consolidated income (loss) before provision (benefit) for income taxes:

                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
(Amounts in thousands)                                                         APRIL 2,   APRIL 4,     APRIL 2,   APRIL 4,
                                                                                 2000       1999         2000       1999
                                                                             ----------------------- -----------------------
Total segment income (loss) before provision (benefit) for income taxes          $4,994    $(11,121)    $ 8,233    $ (2,402)
Excluded charges and expenses:
   Inventory allowances                                                                      11,220                  11,220
   Receivables - doubtful accounts                                                            5,960                   5,960
   Restructuring charges                                                              -         800           -       3,300
   Settlement of litigation and related charges                                       -           -      10,340           -
                                                                             ----------------------- -----------------------
                                                                                      -      17,980      10,340      20,480
                                                                             ----------------------- -----------------------
Total consolidated income (loss) before provision (benefit) for income taxes     $4,994    $(29,101)    $(2,107)   $(22,882)
                                                                             ======================= =======================

                       ADAC LABORATORIES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



10.  COMPREHENSIVE INCOME (LOSS)

     The Company's accumulated other comprehensive loss consists solely of translation adjustments. Comprehensive income (loss) for the three and six-month periods ended April 2, 2000 and April 4, 1999 is as follows:

                                                                Three Months Ended           Six Months Ended
                                                             -----------------------   ----------------------------
                                                               April 2,     April 4,       April 2,     April 4,
                                                                 2000         1999           2000         1999
                                                             ------------------------------------------------------
                                                                            (Amounts in thousands)
Net income (loss)...........................................     $3,146    $(20,791)       $(1,328)    $ (16,935)
Change in accumulated translation adjustment, net of tax....       (319)       (937)          (484)         (914)
                                                             ---------- -----------  -------------  ------------

Comprehensive income (loss).................................     $2,827    $(21,728)       $(1,812)     $(17,849)
                                                             ========== ===========  =============  ============

11.  FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES

     During 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and internal controls and the assessment of its business units. As part of this focus and assessment and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of 1) the recoverability of the Company's inventory to reflect its lower build plans which resulted in increased levels of potentially excess and obsolete inventory, 2) the collectibility of receivables, and 3) the value of certain other assets carried on the Company's books. The Company's financial statements for the second quarter of fiscal 1999 include the following adjustments and charges based on changes in estimates and revaluations resulting from this process. The more significant charges are listed below.

Inventory
Medical Systems product inventory
   Inventory obsolescence.......................................................                 $ 5,653
   Engineering obsolescence.....................................................                   1,468
   Offsite inventory obsolescence...............................................                     746
   European inventory write-off.................................................                   1,073
   AMT inventory reduced to market value........................................                     415
                                                                                                 -------

   Total Medical Systems product inventory......................................                   9,355
                                                                                                 -------

ARS inventory reduced to market value...........................................                     877
Medical Systems excess consumable spares write-off..............................                     788
HCIS inventory obsolescence.....................................................                     200
                                                                                                 -------

Total inventory charges                                                                           11,220
                                                                                                 -------
Receivables
Increase in receivable reserves.................................................                   5,960
                                                                                                 -------
                                                                                                $ 17,180
                                                                                                 =======


     These adjustments and charges are reflected in the Condensed Consolidated Statement of Operations for the three and six-month periods ended April 4, 1999 as additional cost of revenues and as operating expenses.

     The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and retained a nationally recognized accounting firm as consultant and internal auditor. That firm has developed a number of recommendations and has been retained to assist the Company in implementing certain process improvements. The Company has made improvements in its accounting processes and controls, and is working to further strengthen these with the input and assistance of this accounting firm. Although the Company believes that it has substantially improved the timeliness and accuracy of the Company's internal financial reporting and monitoring functions, the Company will continue to seek improvements in these areas.

12.  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods financial information to conform to the fiscal 2000 presentation. Such reclassifications had no impact on the Company's financial position or results of operations.

13.  RECENT PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standard No 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in the first quarter of fiscal year 2001.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and six-month periods ended April 2, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

RESULTS OF OPERATIONS

THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 2, 2000 COMPARED TO THREE-MONTH AND SIX-MONTH PERIODS ENDED APRIL 4, 1999

     Revenues for the second quarter of fiscal 2000 were $90.0 million, an increase of $2.6 million, or 3%, from the second quarter of fiscal 1999 revenues of $87.4 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 82% and 80% of the Company's total revenues for the second quarters of fiscal 2000 and 1999, respectively. The Company's Radiation Therapy Products revenues represented approximately 10% of the Company's total revenues for each of the second quarters of fiscal 2000 and 1999, respectively. The Company's HealthCare Information Systems revenues represented approximately 8% and 10% of the Company's total revenues for the second quarters of fiscal 2000 and 1999, respectively.

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

     In January 2000, the Company reached an agreement with the plaintiffs to settle the class action law-suit. The parties to the class action have submitted a Stipulation of Settlement to the court for preliminary approval. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. In January, 2000, the Company also reached an agreement-in-principle to settle the derivative action. Settlement of both of these actions is contingent upon the satisfaction of numerous conditions, including among others, final court approval. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion. During the six months ended April 2, 2000, the Company made cash payments of $8.7 million against this accrual, consisting of $8.0 million in settlement costs and $0.7 million in related legal fees. As of April 2, 2000, approximately $1.6 million remained in the accrual.

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

RESTRUCTURING

     During fiscal 1999, the Company conducted a comprehensive review of its operations. Based on this review it restructured its European, South American and ADAC Medical Technologies ("AMT") businesses. As a result, the Company recorded charges in fiscal 1999 of $4.1 million. Of this amount $0.8 million and $3.3 million were recorded during the three and six-month periods ended April 4, 1999, respectively, relating to the restructuring of the European and South American businesses. Amounts of $0.3 million and $0.7 million were charged against the liability during the three and six-month periods ending April 2, 2000, representing cash payments made. As of April 2, 2000, $1.3 million remained in the accrual, comprised of $0.8 million for severance expenses, $0.3 million for legal and consulting, and $0.2 million for facilities and other costs associated with the restructuring. The Company currently expects that these restructuring costs will be paid over the remaining two quarters of fiscal 2000.

FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES

     During 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and internal controls and the assessment of its business units. As part of this focus and assessment and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of 1) the recoverability of the Company's inventory to reflect its lower build plans which resulted in increased levels of potentially excess and obsolete inventory, 2) the collectibility of receivables, and 3) the value of certain other assets carried on the Company's books. The Company's financial statements for the second quarter of fiscal 1999 include the following adjustments and charges based on changes in estimates and revaluations resulting from this process. The more significant charges are listed below.

Inventory
Medical Systems product inventory
   Inventory obsolescence.......................................................                 $ 5,653
   Engineering obsolescence.....................................................                   1,468
   Offsite inventory obsolescence...............................................                     746
   European inventory write-off.................................................                   1,073
   AMT inventory reduced to market value........................................                     415
                                                                                                 -------

   Total Medical Systems product inventory......................................                   9,355
                                                                                                 -------

ARS inventory reduced to market value...........................................                     877
Medical Systems excess consumable spares write-off..............................                     788
HCIS inventory obsolescence.....................................................                     200
                                                                                                 -------

Total inventory charges                                                                           11,220
                                                                                                 -------
Receivables
Increase in receivable reserves.................................................                   5,960
                                                                                                 -------
                                                                                                 $17,180
                                                                                                 =======

     These adjustments and charges are reflected in the Condensed Consolidated Statement of Operations for the three and six-month periods ended April 4, 1999 as additional cost of revenues and as operating expenses.

     The Company has concentrated resources on continuing to improve its accounting systems and internal controls, and retained a nationally recognized accounting firm as consultant and internal auditor. That firm has developed a number of recommendations and has been retained to assist the Company in implementing certain process improvements. The Company has made improvements in its accounting processes and controls, and is working to further strengthen these with the input and assistance of this accounting firm. Although the Company believes that it has substantially improved the timeliness and accuracy of the Company's internal financial reporting and monitoring functions, the Company will continue to seek improvements in these areas.

MEDICAL SYSTEMS ("MS")

     Medical Systems includes revenues from the sale of the Company's nuclear medicine products and customer service related to those products. Revenues also include sales from the Company's ADAC Medical Technologies ("AMT") products. Summary information related to Medical Systems revenues and gross margins for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999 is as follows:

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                ------------------            ----------------
                                                               APRIL 2,      APRIL 4,      APRIL 2,       APRIL 4,
                                                                 2000          1999          2000           1999
                                                               --------      --------      --------       --------
                                                                         (Dollar amounts in thousands)
Revenues:
   Product................................................      $55,154     $50,529       $104,703      $101,892
   Service................................................       18,395      19,647         37,570        38,308
                                                               --------    --------     ----------    ----------

   Total..................................................      $73,549     $70,176       $142,273      $140,200
                                                               ========    ========     ==========    ==========

Geographical mix:
   United States..........................................        77.0%       84.6%          79.5%         85.3%
   International..........................................        23.0%       15.4%          20.5%         14.7%

Gross margin:
   Product................................................      $20,643     $ 2,465       $ 36,358      $ 23,184
   Service................................................        4,379       3,469          9,053         7,834
                                                               --------    --------     ----------    ----------

   Total .................................................      $25,022     $ 5,934       $ 45,411      $ 31,018
                                                               ========    ========     ==========    ==========

Gross margin %:
  Product.................................................        37.4%        4.9%          34.7%         22.8%
  Service.................................................        23.8%       17.7%          24.1%         20.5%

   Total..................................................        34.0%        8.5%          31.9%         22.1%

     Medical Systems' product revenues increased 9% and 3% for the three and six month periods ended April 2, 2000, respectively, from the same periods in fiscal 1999. This increase is primarily due to the significant increase in shipments of the C-PET-TM- product during fiscal 2000, which has a higher selling price, and, to a lesser extent, the increased volume of the Company's Forte-TM- product, partially offset by declining sales of some of the older product lines and lower average selling prices. The proportion of the Company's revenues derived from Europe increased due to increased penetration of the Forte and C-PET. Revenues for the six-month period ended April 2, 2000 did not increase over the comparable period at the same rate as the second quarter due to disproportionately high revenue in the first quarter of fiscal 1999. The first quarter of fiscal 1999 included a large volume of backordered products that were released in September 1998.

     Gross margins for Medical Systems products increased 737% and 57% in the three and six-month periods ended April 2, 2000, compared to the corresponding periods of the prior fiscal year. This increase is primarily due to one-time non-ordinary charges recorded in the second quarter of fiscal 1999 for inventory obsolescence and book to physical adjustments for product inventory, refurbished and engineering inventories. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. In addition, gross margins for the second quarter of fiscal 2000 improved due to the higher average selling price of the C-PET and improved factory performance including control over factory spending. These improvements were partially offset by the lower average selling prices. Gross margins for the six-month period ended April 2, 2000 were reduced by the Company's refined estimate of the warranty provision resulting in an additional provision of approximately $1.0 million during the first quarter of fiscal 2000.

     Medical Systems service revenues for the three and six-month periods ended April 2, 2000, decreased 6% and 2%, respectively, over the same periods in fiscal 1999. The decrease resulted from lower sales related to upgrades for Year 2000 compliance, partially offset by higher core service revenue from a higher customer base. Gross margins improved 26% and 16%, respectively, for the three and six-month periods ended April 2, 2000, compared to the same periods of fiscal 1999. The increase is primarily due to one-time charges recorded in the second quarter of fiscal 1999 for the write off of excess consumable spare parts of approximately $0.8 million. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements.


RADIATION THERAPY PRODUCTS ("RTP")

     RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3)-TM- radiation therapy planning system. RTP revenues also include sales from the Company's CT refurbishing business unit, ARS. Summary information related to RTP revenues and gross margins for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999 is as follows:


                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 ------------------          ----------------
                                                                APRIL 2,    APRIL 4,      APRIL 2,       APRIL 4,
                                                                  2000        1999          2000           1999
                                                                  ----        ----          ----           ----
                                                                         (Dollar amounts in thousands)
Revenues:
   Product................................................       $8,495      $8,308        $19,852       $24,645
   Service................................................          925         508          1,766         1,118
                                                               --------    --------     ----------    ----------
   Total..................................................       $9,420      $8,816        $21,618       $25,763
                                                               ========    ========     ==========    ==========

Geographical mix:
   United States..........................................        75.4%       92.4%          74.5%         89.2%
   International..........................................        25.6%        7.6%          25.5%         10.8%

Gross margin:
   Product................................................       $4,961      $3,601        $11,952       $13,521
   Service................................................          457         114            904           295
                                                               --------    --------     ----------    ----------

   Total .................................................       $5,418      $3,715        $12,856       $13,816
                                                               ========    ========     ==========    ==========

Gross margin %:
  Product.................................................        58.4%       43.3%          60.2%         54.9%
  Service.................................................        49.4%       22.4%          51.2%         26.4%

   Total..................................................        57.5%       42.1%          59.5%         53.6%

     RTP product revenues increased 2% and decreased 19% for the three and six-month periods ended April 2, 2000, respectively, from the same periods in fiscal 1999. Product revenues for the three months ended April 2, 2000 decreased 25% from the preceding three-month period ended January 2, 2000. The slight increase for the three-month period ended April 2, 2000 over the same period in the prior fiscal year is primarily due to the volume of shipments of refurbished product, partially offset by a change in geographic mix of the Pinnacle(3)-TM- with the reduction of sales in the United States slightly greater than the increase in sales in Europe. The decrease compared to the comparable six-month period and the prior fiscal quarter resulted primarily from a lower volume of shipments of Pinnacle(3) due to low bookings during the period. The Company believes that the domestic market for this product experienced a slowdown during the second quarter of fiscal 2000. This decrease was partially offset by the higher level of revenue in Europe due to the timing of installations. Additionally the Company believes that the revenue recognized during the first quarter of fiscal 1999 was unusually high and that the revenue in the first and second quarters of fiscal 2000 is more reflective of the current market trend.

     Gross margins for RTP increased 38% and decreased 12%, respectively, for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999. The increase in gross margin for the three-month period compared to the prior fiscal year is primarily due to one-time non-ordinary charges recorded in the second quarter of fiscal 1999 for inventory obsolescence of $0.9 million. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. The decrease in gross margin dollars for the six-month period over the comparable prior year period is primarily due to the low volume of Pinnacle(3) during the current period. The gross margin percentage, however, increased due to the change in mix of product features sold during the period.

     RTP service revenues increased 82% and 58% for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999 due primarily to the commencement of separate RTP service contracts for software support during fiscal 2000. Service gross margins increased 301% and 206% for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999, due to the increase in the number of contracts, leveraging the cost structure.


HEALTHCARE INFORMATION SYSTEMS ("HCIS")

     HCIS revenues are generated from the sale and support of radiology and cardiology information systems and the support of the Company's legacy laboratory information systems. Summary information related to HCIS revenues and gross margins for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999 is as follows:

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 ------------------          ----------------
                                                                APRIL 2,    APRIL 4,      APRIL 2,      APRIL 4,
                                                                  2000        1999          2000          1999
                                                                --------    --------      --------      --------
                                                                         (Dollar amounts in thousands)
Revenues:
   Product................................................       $3,947      $4,683        $ 9,722        $7,889
   Service................................................        3,097       3,718          6,722         7,820
                                                               --------    --------     ----------    ----------

   Total..................................................       $7,044      $8,401        $16,444       $15,709
                                                               ========    ========     ==========    ==========

Geographical mix:
   United States..........................................        96.6%       92.9%          98.4%         94.9%
   International..........................................         3.4%        7.1%           1.6%          5.1%

Gross margin:
   Product................................................       $  959      $1,757        $ 3,247       $ 2,939
   Service................................................        1,387       2,040          3,405         4,288
                                                               --------    --------     ----------    ----------

   Total .................................................       $2,346      $3,797        $ 6,652       $ 7,227
                                                               ========    ========     ==========    ==========

Gross margin %:
  Product.................................................        24.3%       37.5%          33.4%         37.3%
  Service.................................................        44.8%       54.9%          50.7%         54.8%

   Total..................................................        33.3%       45.2%          40.5%         46.0%

     HCIS product revenues decreased 16% and increased 23%, respectively, for the three and six-month periods ended April 2, 2000, compared to the same periods in fiscal 1999. Product revenues for the three-month period ended April 2, 2000 decreased 32% compared to the preceding three-month period ended January 2, 2000. The decrease for the three-month period compared to the comparable prior year period is primarily due to lower sales in both the radiology and cardiology product lines in the current period, partially offset by the prospective adoption of Statement of Position ("SOP") 97-2 "Software Revenue Recognition" as of the first quarter of fiscal 1999. The effect of adopting SOP 97-2 was to reduce revenue recognized within the first six months of fiscal 1999. The increase for the six-month period compared to the comparable six-month period of the prior year is primarily due to the increased sales of the QuadRIS-TM- and the DINPACs-TM- for the radiology product line, and also from increased sales in cardiology product line. These increases were partially offset by diminishing revenues from the discontinued Labstat-TM- product. The decrease in product revenue for the three-month period ended April 2, 2000 compared to the three-month period ended January 2, 2000 is primarily due to lower sales of the QuadRIS radiology product and also lower sales in cardiology due to continued lower bookings.

     Gross margins for HCIS for the three and six-month periods ended April 2, 2000 decreased 45% and increased 10%, respectively, from the corresponding periods in fiscal 1999. This decrease for the second quarter over the comparable period in the prior year is primarily due to lower revenue absorbing a higher cost structure including staffing costs, information systems and software amortization. The increase for the six-month period over the comparable prior year period is primarily due to the higher revenue leveraging the fixed costs described above, partially offset by a change in mix to lower margin cardiology products in the first quarter of fiscal 2000.

     HCIS service revenues decreased 17% and 14%, respectively, for the three and six-month periods ended April 2, 2000, compared to the corresponding periods in fiscal 1999. This decrease is due primarily to significantly lower service revenues from the discontinued Labstat-TM- product, partially offset by slightly higher radiology and cardiology service revenue. Service gross margins decreased for the three and six-month periods ended April 2, 2000 32% and 21%, respectively, compared to the corresponding periods in fiscal 1999, primarily due to lower revenue absorbing the fixed cost structure and the increased cost of a third party maintenance agreement.

OPERATING AND OTHER EXPENSES:

     As a percentage of the Company's revenues, operating and other expenses for the three and six-month periods ended April 2, 2000 and April 4, 1999 are as follows:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                ------------------           ----------------
                                                              APRIL 2,      APRIL 4,      APRIL 2,       APRIL 4,
                                                                2000          1999          2000           1999
                                                              --------      --------      --------       --------
Operating expenses:
Marketing and sales.........................................      15.2%       19.8%          15.7%         18.0%
Research and development, net of software capitalization....       5.0%        5.1%           5.3%          4.9%
General and administrative..................................       8.5%       20.3%           8.7%         14.4%
Goodwill amortization ......................................       0.6%        0.6%           0.6%          0.5%
Restructuring charge........................................          -        0.9%              -          1.8%
Settlement of litigation and related charges................          -           -           5.7%            -
                                                               --------    --------       --------       -------
                                                                  29.3%       46.7%          36.0%         39.6%
                                                               ========    ========       ========       =======

Other expense, net .........................................       1.4%        2.0%           1.2%          1.6%


     Marketing and sales expenses for the three and six-month periods ended April 2, 2000 decreased $3.6 million, or 21%, and $4.5 million, or 14%, from the corresponding periods in the prior fiscal year. This decrease is primarily due to savings as a result of the restructuring of the European operation during fiscal 1999, cost control measures primarily within the RTP and HCIS organizations and lower commission expense.

     Research and development expenses, net of software capitalization, were flat for the three-month period ended April 2, 2000 and increased $0.7 million for the six-month period ended April 2, 2000, over the corresponding periods in the prior fiscal year. Although the net expense for the three-month period is constant, the gross spending increased slightly in RTP and on the C-PET product line within MS. These costs were offset by higher software capitalization primarily within MS and RTP on the Skylight, SmartSim-TM- and other products. The expense increase for the six-month period is the result of flat net spending in the second quarter combined with fewer software projects meeting technical feasibility during the first quarter of fiscal 2000; therefore fewer projects met the criteria for capitalization. Several of the projects being capitalized during the first quarter of fiscal 1999 were completed late in fiscal 1999.

     General and administrative expenses for the three and six-month periods ended April 2, 2000 decreased $9.9 million and $10.4 million, respectively, from the corresponding periods in the prior fiscal year. This decrease is primarily due to one-time charges recorded in the second quarter of fiscal 1999 for increased bad debt reserves. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. Also, additional expenses payable to outside legal counsel, accounting and other service providers related to the restatement of the Company's financial statements were recorded during the second quarter of fiscal 1999. The expense decrease was also due to improved cost control and monitoring, partially offset by investments in infrastructure in Finance and Administration and UGM in the first half of fiscal 2000.

     Goodwill amortization remained constant at $0.5 million for the three and six-month periods ended April 2, 2000 compared to the corresponding periods of fiscal 1999. There was increased amortization of goodwill in the first half of fiscal 2000 related to the acquisition of UGM at the end of fiscal 1999 offset by earlier acquisitions reaching the end of their amortization life.

     The Company recorded a settlement charge in the first quarter of fiscal 2000 of $10.3 million representing its total costs, including legal fees, to settle the consolidated class action lawsuit and related derivative litigation pending against the Company. The settlements are contingent upon the satisfaction of numerous conditions, including among others, final court approval.

     The Company recorded a restructuring charge of $ 0.8 million and $3.3 million during the three and six-month periods ended April 4, 1999, respectively, related to its international operations in order to improve the operations' profitability. See Note 5 "Restructuring Charges" of the Notes to Condensed Consolidated Financial Statements.

     Interest and other expense, net, which primarily consists of interest expense and foreign currency translation gains and losses, decreased $0.5 million and $0.8 million for the three and six-month periods ended April 2, 2000, respectively, compared to the corresponding periods in the prior fiscal year. This decrease is primarily due to lower interest expense in the first half of fiscal 2000 combined with a smaller foreign currency loss.

INCOME TAXES:

     The Company's effective tax rate as a percentage of pretax income was 37% for the three and six-month periods of fiscal 2000, compared to 38% for the first three months and 26% for the six-month period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes its available cash and cash equivalents, cash to be generated primarily from operations, and its available credit lines will provide adequate funds to finance the Company's operations for the next 12 months. If necessary, the Company will seek to increase its credit lines to support the Company's future growth. There can be no assurance that credit lines sufficient to satisfy the Company's cash requirements will be available on terms acceptable to the Company, if at all.

     Cash provided by operating activities was $21.5 million in the first six months of fiscal 2000. The primary source of cash was provided by operating income of $7.8 million, consisting of a net loss of $1.3 million adjusted by $9.1 million of non-cash charges, and after giving effect to changes in operating assets and liabilities of $13.7 million (net). Cash provided by changes in operating assets and liabilities was primarily generated by a decrease in inventory of $9.4 million and an increase in accounts payable of $8.5 million. These sources of cash were partially offset other items which netted to $4.2 million. The primary use of cash in operations for the first six months of fiscal 1999 was the increase of $29.6 million in accounts receivable, partially offset by a decrease of $24.3 million in inventories and increases of $7.0 million and $5.9 million in deferred revenues and customer deposits and advance billings.

     Cash of $9.5 million was used for investing activities in the first six months of fiscal 2000. This activity consisted primarily of $3.9 million, $4.7 million and $0.9 million for capital equipment expenditures, capitalized software expenditures and an increase in other assets and intangibles, respectively. Capital expenditures were primarily for computer equipment, data processing equipment, the enterprise software implementation in progress for the sales and service groups and demo equipment. Cash of $12.2 million was used for investing activities in the first six months of fiscal 1999, consisting of $8.0 million and $5.0 million for capital expenditures and capitalized software expenditures, offset by $0.8 million decrease in other assets and intangibles.

     Financing activities used $10.8 million of cash in the first six months of fiscal 2000. This was attributable to $10.9 million of payments against borrowings and $0.7 million payment of capital lease obligations, offset by $0.8 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans. Financing activities provided $19.0 million of cash in the first six months of fiscal 1999. This was attributable to $15.7 million of increased borrowings to meet operational needs and $3.4 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans.

     As of April 2, 2000 the Company had an $85.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays commitment fees and interest on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment, and interest rates are based on the banks' prime rate or Libor plus rates ranging from 1.0% to 2.5%. At April 2, 2000, the Company had $43.9 million available for borrowing under this facility. Due to the settlement of certain securities litigation and related charges, the results of the Company's operations in the first quarter of fiscal 2000 caused the Company to be out of compliance with it's financial covenants in the facility. On January 28, 2000, the Company and the bank syndicate signed an amendment increasing the credit facility from $75.0 million to $85.0 million and modifying the financial covenants, retroactively to include the first fiscal quarter of 2000, to be more reflective of the Company's recent financial performance. The Company was in compliance with these modified covenants in the first and second quarters of fiscal 2000.

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

RECENT PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standard No 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in the first quarter of fiscal year 2001.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

BUSINESS CONSIDERATIONS

     From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements, including the forward looking statements contained in this Form 10-Q, are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. These forward looking statements include statements concerning the Company's future bookings, revenue, expenses and earnings, the establishment of additional reserves and the taking of non-ordinary charges. Factors that could cause actual results to differ materially from those contained in such forward-looking statements include, but are not limited to, the existence of significant competition in each of the business segments in which the Company conducts business; the Company's dependence on successfully developing, manufacturing and selling new products and developing enhancements to existing products; the collectibility of the Company's receivables, changes to the Company's operating structure and charges and dislocations that may result therefrom; the impact of international economic conditions on the Company's business; and a number of factors that can introduce variability in the Company's operating results, including the timing of product orders, shipments, and installations. Further information on these and other factors is found below. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such statements.

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

     In January 2000, the Company reached an agreement with the plaintiffs to settle the class action law-suit. The parties to the class action have submitted a Stipulation of Settlement to the court for preliminary approval. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. In January, 2000, the Company also reached an agreement-in-principle to settle the derivative action. Settlement of both of these actions is contingent upon the satisfaction of numerous conditions, including among others, final court approval. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion. During the six months ended April 2, 2000, the Company made cash payments of $8.7 million against this accrual, consisting of $8.0 million in settlement costs and $0.7 million in related legal fees. As of April 2, 2000, approximately $1.6 million remained in the accrual.

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

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

     ADAC's success is dependent upon the successful development, manufacture and sale of new products such as the C-PET and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances. Failure of the Company to develop, market, manufacture in volume or sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

SOUTH AMERICAN OPERATIONS

     A significant number of the Company's customers in its principal South American markets of Brazil, Argentina and Colombia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, may have all contributed to delays in the collection of accounts receivable from customers in these markets. During fiscal 1999 the Company renewed collection efforts and completed an evaluation of each receivable balance and recourse obligation to determine the level of reserves required for these customers. As a result of this evaluation, the Company revised its estimate of the recoverability of its South American receivables and recourse obligations during fiscal 1999 and provided additional reserves of $8.9 million. As of April 2, 2000 the Company had net South American receivables of $2.3 million and recourse contingencies of $0.7 million.

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

FUTURE OPERATING RESULTS

     The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter uncertain. The timing of revenues can be affected by delays in product introductions, timely scaling of manufacturing capacity, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. In addition, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue. The Company has accounts receivable due from customers in Latin America. Recent changes in economic conditions in that region, including the devaluation of Brazilian currency, may adversely affect the Company's ability to collect these accounts receivable. If the Company were unable to collect a substantial majority of these accounts receivable, the Company's results of operations for a quarterly period could be adversely affected.

INTERNAL CONTROLS

     After completion of their audit of the results of the Company's 1998 fiscal year, the Company's independent accountants reported to the Company's audit committee that they had found material weaknesses in the Company's internal accounting controls. Following receipt of this report, the Company retained a nationally recognized accounting firm other than its independent auditors to review its controls. The Company has further engaged this firm to recommend to the Company suggested improvements in these controls and to assist the Company in implementing them. The Company has made improvements in its accounting processes and controls, and is working to further strengthen these with the input and assistance of this accounting firm. Although the Company believes that it has substantially improved the timeliness and accuracy of the Company's internal financial reporting and monitoring functions, the Company will continue to seek improvements in these areas.

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

YEAR 2000 COMPLIANCE

     The following statements constitute "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Company utilized both internal and external resources to identify, correct or reprogram and test for Year 2000 compliance. The Company's initiatives focused on three main areas of potential impact: the software and equipment provided to customers, internal systems and vendors and suppliers. As part of these initiatives the Company developed and installed software upgrades for a majority of its installed base to make the Company's products Year 2000 compliant, sold hardware upgrades to customers with equipment that the Company no longer manufactures, analyzed or tested its vendors' systems as needed based on data gathered from such vendors and implemented system changes needed to correct its internal Year 2000 issues. Where possible the Company contacted by mail customers which required computer hardware upgrades, and also posted information relating to Year 2000 compliance for its products on the Company's website.

     While the Company has passed a number of critical Year 2000 dates (September 9, 1999, January 1, 2000 and February 29, 2000) without any significant problems or delays reported through customer service or internal systems, issues could still arise due to other dates not already identified. Failure by the Company to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's results of operations. In addition, there is no guarantee that the systems and products of other companies on which the Company relies were timely converted or that they will not have a material adverse effect on the Company in the months to come.

     The Company incurred Year 2000 costs of approximately $1.2 million. This amount does not include any reserves for any potential future customer or other claim related to Year 2000 compliance, which claim, if brought, could have a material adverse effect on the Company.

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

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 "Litigation" of Notes to Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Note 6 "Credit and Borrowing Arrangements" of Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMITION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Company held its 1999 Annual Meeting of Shareholders on March 9, 2000 (the "Annual Meeting").
   (b)   At the Annual Meeting the following directors were duly elected:
         Stanley D. Czerwinski, R. Andrew Eckert, Dennis R. Raney, F. David Rollo, Edmund H. Shea, Jr.
   (c) At the Annual Meeting, the following votes were cast for each of the items voted upon at the meeting:
         1)       Election of Directors:

                                                      IN FAVOR         WITHHELD
                                                     ----------        --------
                  Stanley D. Czerwinski              17,831,802        737,243
                  R. Andrew Eckert                   18,160,538        408,507
                  Dennis R. Raney                    18,273,225        295,820
                  F. David Rollo                     18,190,852        378,193
                  Edmund H. Shea, Jr.                18,292,798        276,247

         2) Proposal to approve the amendment to the Company's 1999 Long-Term Incentive Plan to increase the shares reserved for issuance thereunder by an additional 990,000 shares: FOR - 12,352,681; AGAINST - 6,148,683; ABSTAIN - 67,681; and BROKER
                  NON-VOTES - 0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         None

 27    Financial Data Schedule

   (b)   Reports on Form 8-K:

          None filed during the fiscal quarter described in this Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 2000             ADAC LABORATORIES
                                  (REGISTRANT)

                                  By:  /s/ NEIL J. LAIRD
                                  -----------------------------------------
                                  Neil J. Laird
                                  SENIOR VICE PRESIDENT,
                                  CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)