Form 10-Q
period 2000-07-02
ADAC LABORATORIES
filed 2000-08-14
CIK 313798

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000
                                       OR

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

 540 ALDER DRIVE MILPITAS, CALIFORNIA
                                                              95035
    (Address of principal executive                         (Zip Code)
               offices)

                                 (408) 321-9100
              (Registrant's telephone number including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2000 Registrant had 20,988,000 outstanding shares of Common Stock, no par value.

    (This document contains a total of 29 pages)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ADAC LABORATORIES
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                                  PAGE
                                                                                --------
Part I.           Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations for the
                    Three-Month and Nine-Month Periods Ended July 2, 2000 and
                    July 4, 1999..............................................      3

                  Condensed Consolidated Balance Sheets at July 2, 2000 and
                    October 3, 1999...........................................      4

                  Condensed Consolidated Statements of Cash Flows for the
                    Nine-Month Periods Ended July 2, 2000 and July 4, 1999....      5

                  Notes to Condensed Consolidated Financial Statements........      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................     13

Part II.          Other Information

         Item 1.  Legal Proceedings...........................................     28

         Item 3.  Defaults upon Senior Securities.............................     28

         Item 6.  Exhibits and Reports on Form 8-K............................     28

Signatures....................................................................     29

                         PART I--FINANCIAL INFORMATION

                               ADAC LABORATORIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       ---------------------   ---------------------
                                                        JULY 2,     JULY 4,     JULY 2,     JULY 4,
                                                         2000        1999        2000        1999
                                                       ---------   ---------   ---------   ---------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES, NET:
  Product............................................   $63,082    $ 50,400    $197,359    $184,826
  Service............................................    24,228      25,220      70,286      72,466
                                                        -------    --------    --------    --------
                                                         87,310      75,620     267,645     257,292
                                                        -------    --------    --------    --------
COST OF REVENUES:
  Product............................................    35,144      37,942     117,864     132,724
  Service............................................    16,592      16,606      49,288      51,435
                                                        -------    --------    --------    --------
                                                         51,736      54,548     167,152     184,159
                                                        -------    --------    --------    --------
GROSS PROFIT.........................................    35,574      21,072     100,493      73,133
                                                        -------    --------    --------    --------
OPERATING EXPENSES:
  Marketing and sales................................    14,334      15,200      42,577      47,936
  Research and development...........................     4,540       4,546      14,085      13,390
  General and administrative.........................     8,128      16,584      23,848      42,676
  Goodwill amortization..............................       508         507       1,534       1,497
  Restructuring charges..............................        --         474          --       3,774
  Settlement of litigation and related charges.......        --          --      10,340          --
                                                        -------    --------    --------    --------
                                                         27,510      37,311      92,384     109,273
                                                        -------    --------    --------    --------
OPERATING INCOME (LOSS)..............................     8,064     (16,239)      8,109     (36,140)
Interest and other expense, net......................       939         549       3,091       3,530
                                                        -------    --------    --------    --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
  TAXES..............................................     7,125     (16,788)      5,018     (39,670)
Provision (benefit) for income taxes.................     2,536      (3,574)      1,757      (9,521)
                                                        -------    --------    --------    --------
NET INCOME (LOSS)....................................   $ 4,589    $(13,214)   $  3,261    $(30,149)
                                                        =======    ========    ========    ========
NET INCOME (LOSS) PER SHARE:
  Basic..............................................   $  0.22    $  (0.64)   $   0.16    $  (1.47)
  Diluted............................................   $  0.21    $  (0.64)   $   0.15    $  (1.47)

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
  Basic..............................................    20,724      20,504      20,649      20,443
  Diluted............................................    21,867      20,504      21,284      20,443

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JULY 2,     OCTOBER 3,
                                                                 2000        1999 (1)
                                                              -----------   ----------
                                                              (UNAUDITED)
                                                               (AMOUNTS IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  8,632     $  5,796
  Trade receivables, net of allowance for doubtful accounts
    of $14,808 in 2000 and $14,707 in 1999..................      82,442       80,393
  Tax and other receivables.................................       3,136        2,265
  Inventories, net..........................................      28,938       35,076
  Prepaid expenses and other current assets.................       6,132        5,620
  Current deferred income taxes.............................      13,717       13,717
                                                                --------     --------
    TOTAL CURRENT ASSETS....................................     142,997      142,867
Service parts, net..........................................      19,062       18,297
Fixed assets, net...........................................      16,926       15,555
Capitalized software, net of accumulated amortization of
  $16,215 in 2000 and $13,167 in 1999.......................      22,158       17,417
Intangibles, net............................................      38,664       41,024
Deferred income taxes.......................................       1,528        3,230
Other assets, net...........................................       1,659        1,272
                                                                --------     --------
    TOTAL ASSETS............................................    $242,994     $239,662
                                                                ========     ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks....................................    $ 38,891     $ 51,961
  Accounts payable..........................................      24,649       13,492
  Deferred revenues.........................................      18,718       17,185
  Accrued compensation......................................      12,829       12,750
  Customer deposits and advances............................       6,531        6,757
  Warranty and installation.................................       5,956        5,835
  Other accrued liabilities.................................      17,406       20,461
                                                                --------     --------
    TOTAL CURRENT LIABILITIES...............................     124,980      128,441
Non-current liabilities.....................................       3,515        3,708
                                                                --------     --------
    TOTAL LIABILITIES.......................................     128,495      132,149
                                                                --------     --------
SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
  Authorized: 5,000 shares; issued and outstanding: none....          --           --
Common stock, no par value:
  Authorized: 50,000 shares; issued and outstanding: 20,938
    shares as of July 2, 2000 and 20,542 shares as of
    October 3, 1999.........................................     159,141      154,275
Accumulated deficit.........................................     (40,625)     (43,886)
Accumulated other comprehensive loss........................      (4,017)      (2,876)
                                                                --------     --------
TOTAL SHAREHOLDERS' EQUITY..................................     114,499      107,513
                                                                --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $242,994     $239,662
                                                                ========     ========

------------------------
(1) Data extracted from audited consolidated financial statements dated October 3, 1999 of ADAC Laboratories.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                              -------------------
                                                              JULY 2,    JULY 4,
                                                                2000       1999
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 3,261    $(30,149)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................   14,469      10,592
  Deferred income taxes.....................................    1,702      (9,558)
  Stock compensation expense................................      786         382
  Restructuring charges.....................................       --       3,774

Changes in operating assets and liabilities:
  Trade receivables, net....................................   (2,413)    (22,133)
  Tax and other receivables.................................     (871)      4,593
  Inventories, net..........................................    5,912      35,189
  Prepaid expenses and other current assets.................     (449)       (688)
  Service parts.............................................   (3,713)     (2,288)
  Accounts payable..........................................   11,135     (10,815)
  Deferred revenues.........................................    1,699       6,682
  Accrued compensation......................................       79       2,281
  Customer deposits and advances............................     (227)      2,062
  Warranty and installation.................................       70        (425)
  Settlement of litigation and related charges..............    1,283          --
  Other accrued liabilities.................................   (4,500)      2,132
  Non-current liabilities...................................      998          80
                                                              -------    --------
Net cash provided by (used in) operating activities.........   29,221      (8,289)
                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (6,177)     (9,815)
  Capitalized software......................................   (7,789)     (5,910)
  Other assets and intangibles..............................   (1,895)     (2,895)
                                                              -------    --------
Net cash used in investing activities.......................  (15,861)    (18,620)
                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under short-term debt
    arrangements, net.......................................  (13,070)     24,299
  Payments under capital lease agreements...................   (1,194)       (182)
  Proceeds from issuance of common stock, net...............    4,301       4,144
                                                              -------    --------
Net cash (used in) provided by financing activities.........   (9,963)     28,261
                                                              -------    --------
Effect of exchange rate changes on cash.....................     (561)     (1,354)
                                                              -------    --------
Net change in cash and cash equivalents.....................    2,836          (2)
Cash and cash equivalents, at beginning of the period.......    5,796       4,869
                                                              -------    --------
Cash and cash equivalents, at end of the period.............  $ 8,632    $  4,867
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ADAC LABORATORIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the condensed interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine-month periods ended July 2, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

    The balance sheet data at October 3, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of common stock options and warrants using the treasury stock method. The calculation of basic and diluted earnings per share
(EPS) for the three and nine-month periods ended July 2, 2000 and July 4, 1999 is as follows:

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         ---------------------   ---------------------
                                                          JULY 2,     JULY 4,     JULY 2,     JULY 4,
                                                           2000        1999        2000        1999
                                                         ---------   ---------   ---------   ---------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
  Net income (loss)....................................   $ 4,589    $(13,214)    $ 3,261    $(30,149)
  Weighted average common shares outstanding...........    20,724      20,504      20,649      20,443
  Basic net income (loss) per share....................   $  0.22    $  (0.64)    $  0.16    $  (1.47)
Diluted EPS:
  Net income (loss)....................................   $ 4,589    $(13,214)    $ 3,261    $(30,149)
  Weighted average common shares outstanding...........    20,724      20,504      20,649      20,443
  Options..............................................     1,143          --         635          --
                                                          -------    --------     -------    --------
  Total shares.........................................    21,867      20,504      21,284      20,443
                                                          =======    ========     =======    ========
  Diluted net income (loss) per share..................   $  0.21    $  (0.64)    $  0.15    $  (1.47)

    If the Company had recorded net income in the three and nine-month periods ended July 4, 1999, the total diluted shares would have increased by shares for 36,000 and 286,000 options, respectively.

                               ADAC LABORATORIES

                                  (UNAUDITED)

3. INVENTORIES

                                                              JULY 2,    OCTOBER 3,
                                                                2000        1999
                                                              --------   ----------
                                                                   (AMOUNTS IN
                                                                   THOUSANDS)
Inventories consist of:
  Purchased parts and sub-assemblies........................  $14,426      $ 7,203
  Work-in-process...........................................    7,320        5,518
  Finished goods............................................    7,192       22,355
                                                              -------      -------
                                                              $28,938      $35,076
                                                              =======      =======

4. FIXED ASSETS

                                                              JULY 2,    OCTOBER 3,
                                                                2000        1999
                                                              --------   ----------
                                                                   (AMOUNTS IN
                                                                   THOUSANDS)
Fixed assets, at cost, consist of:
  Production and test equipment.............................  $  6,602    $  3,819
  Field service equipment...................................       234         709
  Office and demonstration equipment........................    26,735      23,707
  Leasehold improvements....................................     1,915       1,659
                                                              --------    --------
                                                                35,486      29,894
  Less accumulated depreciation and amortization............   (18,560)    (14,339)
                                                              --------    --------
                                                              $ 16,926    $ 15,555
                                                              ========    ========

5. RESTRUCTURING CHARGES

    During fiscal 1999, the Company conducted a comprehensive review of its operations. Based on this review it restructured its European, South American and ADAC Medical Technologies ("AMT") businesses. As a result, the Company recorded charges in fiscal 1999 of $4.1 million. Of this amount $0.5 million and $3.8 million were recorded during the three and nine-month periods ended
July 4, 1999, respectively. Amounts of $0.3 million and $1.0 million were charged against the liability during the three and nine-month periods ended
July 2, 2000, representing cash payments made. As of July 2, 2000, $1.0 million remained in the accrual, comprised of $0.7 million for severance expenses, $0.1 million for legal and consulting, and $0.2 million for facilities and other costs associated with the restructuring. The Company currently expects that these restructuring costs will be paid over the remaining quarter of fiscal 2000.

6. CREDIT AND BORROWING ARRANGEMENTS

    As of July 2, 2000 the Company had an $85.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays commitment fees and interest on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment, and interest rates are based on the banks' prime rate or LIBOR plus rates ranging from

                               ADAC LABORATORIES

                                  (UNAUDITED)

6. CREDIT AND BORROWING ARRANGEMENTS (CONTINUED)
1.0% to 2.5%. At July 2, 2000, the Company had $46.1 million available for borrowing under this facility. Due to the settlement of certain securities litigation and related charges, the results of the Company's operations in the first quarter of fiscal 2000 caused the Company to be out of compliance with the financial covenants required by the facility. On January 28, 2000, the Company and the bank syndicate signed an amendment increasing the credit facility from $75.0 million to $85.0 million and modifying the financial covenants, retroactively to include the first fiscal quarter of 2000, to be more reflective of the Company's recent financial performance. The Company was in compliance with these modified covenants in the first, second and third quarters of fiscal 2000.

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

    In January 2000, the Company reached an agreement with the plaintiffs to settle the class action lawsuit. The parties to the class action submitted a Stipulation of Settlement to the court for preliminary approval. On July 17, 2000, the Court preliminarily approved the settlement, certified the class for settlement purposes, and approved the notice of the settlement to be sent to class members. Notice has been sent to the settlement class. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. In January, 2000, the Company also reached an agreement-in-principle to settle the derivative action; it is expected that the derivative settlement will be finalized in the near future and presented for court approval. Settlement of both of these actions is contingent upon the satisfaction of numerous conditions, including among others, final court approval. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion. During the nine months ended July 2, 2000, the Company made cash payments of $9.0 million against this accrual, consisting of $8.0 million in settlement costs and $1.0 million in related legal fees. As of July 2, 2000, approximately $1.3 million remained in the accrual.

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

                               ADAC LABORATORIES

                                  (UNAUDITED)

8. INCOME TAXES

    The Company uses the asset and liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision (benefit) for income taxes for each of the three and nine-month periods ended July 2, 2000 and July 4, 1999 are based on the estimated effective income tax rates for the fiscal years ending October 1, 2000 and ended October 3, 1999 of 35% and 26%, respectively. The estimated effective tax rate for fiscal year 2000 was adjusted in the third quarter of fiscal 2000 from 37% to 35%, resulting in an effective tax rate of 36% for that quarter. The estimated effective tax rate for fiscal year 1999 was adjusted in the third quarter of fiscal 1999 from 26% to 24%, resulting in an effective tax rate of 21% for that quarter.

9. SEGMENT REPORTING

    The Company has three reportable segments, Medical Systems ("MS"), Radiation Therapy Planning ("RTP") and HealthCare Information Systems ("HCIS"). The Company is organized on the basis of products and services. The Company's reportable segments are strategic business units that offer different products and include corporate allocations of general and administrative expenses. The following table summarizes information about the Company's reportable segments for the three and nine-month periods ended July 2, 2000 and July 4, 1999. Asset information by reportable segment has not been presented as the Company does not produce and rely on such information.

                                                 THREE MONTHS ENDED JULY 2, 2000             NINE MONTHS ENDED JULY 2, 2000
                                            -----------------------------------------   -----------------------------------------
                                               MS        RTP        HCIS      TOTAL        MS        RTP        HCIS      TOTAL
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                           (AMOUNTS IN THOUSANDS)
Revenues, net:
  Product.................................  $49,110    $ 9,250     $4,722    $63,082    $153,813   $29,102    $14,444    $197,359
  Service.................................   20,211      1,143      2,874     24,228      57,781     2,909      9,596      70,286
                                            -------    -------     ------    -------    --------   -------    -------    --------
                                            $69,321    $10,393     $7,596    $87,310    $211,594   $32,011    $24,040    $267,645
                                            =======    =======     ======    =======    ========   =======    =======    ========
Income (loss) before provision (benefit)
  for income taxes........................  $ 6,982    $ 1,943     $(1,800)  $ 7,125    $ 14,519   $ 3,605    $(2,766)   $ 15,358

                                                 THREE MONTHS ENDED JULY 4, 1999             NINE MONTHS ENDED JULY 4, 1999
                                            -----------------------------------------   -----------------------------------------
                                               MS        RTP        HCIS      TOTAL        MS        RTP        HCIS      TOTAL
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                           (AMOUNTS IN THOUSANDS)
Revenues, net:
  Product.................................  $32,900    $10,251    $ 7,249    $50,400    $134,792   $34,896    $15,138    $184,826
  Service.................................   21,066        492      3,662     25,220      59,374     1,610     11,482      72,466
                                            -------    -------    -------    -------    --------   -------    -------    --------
                                            $53,966    $10,743    $10,911    $75,620    $194,166   $36,506    $26,620    $257,292
                                            =======    =======    =======    =======    ========   =======    =======    ========
(Loss) income before (benefit) provision
  for income taxes........................  $(7,225)   $   496    $   (91)   $(6,820)   $(13,946)  $ 5,129    $  (405)   $ (9,222)

                               ADAC LABORATORIES

                                  (UNAUDITED)

9. SEGMENT REPORTING (CONTINUED)
    The following is a reconciliation of total segment income (loss) before provision (benefit) for income taxes to consolidated income (loss) before provision (benefit) for income taxes:

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        ----------------------   -------------------
                                                        JULY 2,       JULY 4,    JULY 2,    JULY 4,
                                                          2000          1999       2000       1999
                                                        --------      --------   --------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Total segment income (loss) before provision (benefit)
  for income taxes....................................   $7,125       $ (6,820)  $ 15,358   $ (9,222)
Excluded non-ordinary charges and expenses:
  Inventory allowances................................       --          2,394         --     13,614
  Receivables--doubtful accounts......................       --          7,100         --     13,060
  Restructuring charges...............................       --            474         --      3,774
  Settlement of litigation and related charges........       --             --     10,340         --
                                                         ------       --------   --------   --------
                                                             --          9,968     10,340     30,448
                                                         ------       --------   --------   --------
Total consolidated income (loss) before provision
  (benefit) for income taxes..........................   $7,125       $(16,788)  $  5,018   $(39,670)
                                                         ======       ========   ========   ========

10. COMPREHENSIVE INCOME (LOSS)

    The Company's accumulated other comprehensive loss consists solely of translation adjustments. Comprehensive income (loss) for the three and nine-month periods ended July 2, 2000 and July 4, 1999 is as follows:

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           -------------------   -------------------
                                                           JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
                                                                    (AMOUNTS IN THOUSANDS)
Net income (loss)........................................   $4,589    $(13,214)   $3,261    $(30,149)
Change in accumulated translation adjustment, net of
  tax....................................................     (239)        (94)     (742)     (1,029)
                                                            ------    --------    ------    --------
Comprehensive income (loss)..............................   $4,350    $(13,308)   $2,519    $(31,178)
                                                            ======    ========    ======    ========

11. FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES

    During 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and internal controls and the assessment of its business units. As part of this focus and assessment and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of 1) the recoverability of the Company's inventory to reflect its lower build plans which resulted in increased levels of potentially excess and obsolete inventory, 2) the collectibility of

                               ADAC LABORATORIES

                                  (UNAUDITED)

11. FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES (CONTINUED) receivables, and 3) the value of certain other assets carried on the Company's books. The Company's financial statements for the nine month period ended
July 4, 1999 include the following adjustments and charges based on changes in estimates and revaluations resulting from this process. The more significant charges are listed below.

Inventory
Medical Systems product inventory
  Inventory obsolescence....................................  $ 5,653
  Engineering obsolescence..................................    1,468
  Offsite inventory obsolescence............................      746
  European inventory write-off..............................      393
  AMT product line discontinuance...........................    2,394
  AMT inventory reduced to market value.....................      415
                                                              -------
  Total Medical Systems product inventory...................   11,069
                                                              -------
Medical Systems excess consumable spares write-off..........      788
ARS inventory reduced to market value.......................      877
Nuclear European sales and marketing inventory write-off....      680
HCIS inventory obsolescence.................................      200
                                                              -------
Total inventory charges.....................................   13,614
                                                              -------
Receivables
Increase in receivable reserves, excluding South America....    5,960
                                                              -------
South America
Increase in receivables and recourse reserves...............    7,100
                                                              -------
                                                              $26,674
                                                              =======

    These adjustments and charges are reflected in the Condensed Consolidated Statement of Operations for the three and nine-month periods ended July 4, 1999 as additional cost of revenues and as operating expenses.

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

                               ADAC LABORATORIES

                                  (UNAUDITED)

13. RECENT PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standard No 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued and is effective for fiscal years commencing after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in fiscal 2001.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25", which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and nine-month periods ended July 2, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

RESULTS OF OPERATIONS

THREE-MONTH AND NINE-MONTH PERIODS ENDED JULY 2, 2000 COMPARED TO THREE-MONTH
  AND NINE-MONTH PERIODS ENDED JULY 4, 1999

    Revenues for the third quarter of fiscal 2000 were $87.3 million, an increase of $11.7 million, or 15%, from the third quarter of fiscal 1999 revenues of $75.6 million. Revenues are primarily generated from the sale and servicing of medical imaging products. Medical Systems revenues represented 79% and 71% of the Company's total revenues for the third quarters of fiscal 2000 and 1999, respectively. The Company's Radiation Therapy Products revenues represented approximately 12% and 14% of the Company's total revenues for the third quarters of fiscal 2000 and 1999, respectively. The Company's HealthCare Information Systems revenues represented approximately 9% and 15% of the Company's total revenues for the third quarters of fiscal 2000 and 1999, respectively.

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

    In January 2000, the Company reached an agreement with the plaintiffs to settle the class action law-suit. The parties to the class action submitted a Stipulation of Settlement to the court for preliminary approval. On July 17, 2000, the Court preliminarily approved the settlement, certified the class for settlement purposes, and approved the notice of the settlement to be sent to class members. Notice has been sent to the settlement class. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. In January, 2000, the Company also reached an agreement-in-principle to settle the derivative action; it is expected that the derivative settlement will be finalized in the near future and presented for court approval. Settlement of both of these actions is contingent upon the satisfaction of numerous conditions, including among others, final court approval. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion. During the nine months ended July 2, 2000, the Company made cash payments of $9.0 million against this accrual, consisting of $8.0 million in settlement costs and $1.0 million in related legal fees. As of July 2, 2000, approximately $1.3 million remained in the accrual.

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

RESTRUCTURING

    During fiscal 1999, the Company conducted a comprehensive review of its operations. Based on this review it restructured its European, South American and ADAC Medical Technologies ("AMT") businesses. As a result, the Company recorded charges in fiscal 1999 of $4.1 million. Of this amount $0.5 million and $3.8 million were recorded during the three and nine-month periods ended
July 4, 1999, respectively. Amounts of $0.3 million and $1.0 million were charged against the liability during the three and nine-month periods ended
July 2, 2000, representing cash payments made. As of July 2, 2000, $1.0 million remained in the accrual, comprised of $0.7 million for severance expenses, $0.1 million for legal and consulting, and $0.2 million for facilities and other costs associated with the restructuring. The Company currently expects that these restructuring costs will be paid over the remaining quarter of fiscal 2000.

FISCAL 1999 NON-ORDINARY CHARGES AND EXPENSES

    During 1998, the Company began an examination of the performance, profitability and prospects of its various business units as part of an overall evaluation of its business and financial controls. In connection with this examination, the Company identified issues relating to its application of accounting principles and conducted a review of its asset carrying values, accruals and expenses in historical financial periods, leading to a restatement of reported financial results for fiscal 1996, fiscal 1997 and the first three quarters of fiscal 1998. Following the restatement, the Company continued to focus on its accounting systems and internal controls and the assessment of its business units. As part of this focus and assessment and against the background of increasing competition in certain of the Company's markets, new product introductions by the Company and its competitors, and its customers deferring purchasing decisions due to their perceived Year 2000 compliance risks, the Company revised its estimates of 1) the recoverability of the Company's inventory to reflect its lower build plans which resulted in increased levels of potentially excess and obsolete inventory, 2) the collectibility of receivables, and 3) the value of certain other assets carried on the Company's books. The Company's financial statements for the nine month period ended July 4, 1999 include the following adjustments and charges based on changes in estimates and revaluations resulting from this process. The more significant charges are listed below.

Inventory
Medical Systems product inventory
  Inventory obsolescence....................................  $ 5,653
  Engineering obsolescence..................................    1,468
  Offsite inventory obsolescence............................      746
  European inventory write-off..............................      393
  AMT product line discontinuance...........................    2,394
  AMT inventory reduced to market value.....................      415
                                                              -------
  Total Medical Systems product inventory...................   11,069
                                                              -------
Medical Systems excess consumable spares write-off..........      788
ARS inventory reduced to market value.......................      877
Nuclear European sales and marketing inventory write-off....      680
HCIS inventory obsolescence.................................      200
                                                              -------
Total inventory charges.....................................   13,614
                                                              -------
Receivables
Increase in receivable reserves, excluding South America....    5,960
                                                              -------
South America
Increase in receivables and recourse reserves...............    7,100
                                                              -------
                                                              $26,674
                                                              =======

    These adjustments and charges are reflected in the Condensed Consolidated Statement of Operations for the three and nine-month periods ended July 4, 1999 as additional cost of revenues and as operating expenses.

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

MEDICAL SYSTEMS ("MS")

    Medical Systems includes revenues from the sale of the Company's nuclear medicine products and customer service related to those products. Revenues also include sales from the Company's ADAC Medical Technologies ("AMT") products. Summary information related to Medical Systems revenues and gross margins for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999 is as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        -------------------   -------------------
                                                        JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product.............................................  $49,110    $32,900    $153,813   $134,792
  Service.............................................   20,211     21,066      57,781     59,374
                                                        -------    -------    --------   --------
  Total...............................................  $69,321    $53,966    $211,594   $194,166
                                                        =======    =======    ========   ========
Geographical mix:
  United States.......................................     83.5%      90.3%       80.8%      86.7%
  International.......................................     16.5%       9.7%       19.2%      13.3%

Gross margin:
  Product.............................................  $20,541    $ 4,127    $ 56,899   $ 27,311
  Service.............................................    5,581      6,645      14,634     14,479
                                                        -------    -------    --------   --------
  Total...............................................  $26,122    $10,772    $ 71,533   $ 41,790
                                                        =======    =======    ========   ========
Gross margin %:
  Product.............................................     41.8%      12.5%       37.0%      20.3%
  Service.............................................     27.6%      31.5%       25.3%      24.4%
  Total...............................................     37.7%      20.0%       33.8%      21.5%

    Medical Systems' product revenues increased 49% and 14% for the three and nine-month periods ended July 2, 2000, respectively, from the same periods in fiscal 1999. This increase is primarily due to the significant increase in shipments of the C-PET-TM- product during fiscal 2000, which has a higher selling price than other MS products, and the increased volume of the Company's Forte-TM- product, partially offset by declining sales of some of the older product lines. The proportion of the Company's revenues derived from international regions increased primarily in Europe due to increased penetration of the Forte and C-PET products, and additionally in Japan through the Company's distributor Hitachi. Revenues for the nine-month period ended July 2, 2000 did not increase over the comparable period at the same rate as the third quarter increase due to disproportionately high revenue in the first quarter of fiscal 1999. The first quarter of fiscal 1999 included a large volume of backordered products that were released in September 1998.

    Gross margins for Medical Systems products increased 398% and 108% for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods of the prior fiscal year. This increase is primarily due to one-time non-ordinary charges recorded in the second and third quarters of fiscal 1999 for inventory obsolescence and book to physical adjustments for product inventory, refurbished and engineering inventories. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. In addition, gross margins for the third quarter of fiscal 2000 improved due to the higher proportion of sales of the C-PET product with increases in both volume and average selling price. Also, the Company has sold through the C-PET inventory that was held by UGM in October 1999; inventory that the Company had purchased prior to Company's acquisition of UGM. New product manufactured as a wholly owned subsidiary during the current period is at a significantly lower standard cost than the previous purchase price from UGM. In addition, factory performance has improved due to higher production volumes to meet demand in fiscal 2000 compared to the lower production and work down of higher inventory levels during the same period in fiscal 1999. These improvements were partially offset by lower average selling prices of some of the Company's older product lines. Gross margins for the nine-month period ended July 2, 2000 were reduced by the Company's refined estimate of the warranty provision resulting in an additional provision of approximately $1.0 million during the first quarter of fiscal 2000.

    Medical Systems service revenues for the three and nine-month periods ended July 2, 2000, decreased 4% and 3%, respectively, over the same periods in fiscal 1999. The decrease resulted from lower sales related to hardware and software upgrades for Year 2000 compliance, partially offset by higher core service revenue from a larger customer base. Gross margins decreased 16% and increased 1% for the three and nine-month periods ended July 2, 2000, compared to the same periods of fiscal 1999. The decrease for the three-month period is primarily due to greater sales of high margin hardware and software upgrades for Year 2000 compliance recognized in the third quarter of fiscal 1999, partially offset by higher core service revenue from a larger customer base in the current quarter. The increase for the nine month period is primarily due to one-time charges recorded in the second quarter of fiscal 1999 for the write off of excess consumable spare parts of approximately $0.8 million. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements.

RADIATION THERAPY PRODUCTS ("RTP")

    RTP revenues are generated primarily from the sale and support of the Company's Pinnacle(3TM) radiation therapy planning system. RTP revenues also include sales from the Company's CT refurbishing business unit, ARS. Summary information related to RTP revenues and gross margins for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999 is as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          -------------------   -------------------
                                                          JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product...............................................  $ 9,250    $10,251    $29,102    $34,896
  Service...............................................    1,143        492      2,909      1,610
                                                          -------    -------    -------    -------
  Total.................................................  $10,393    $10,743    $32,011    $36,506
                                                          =======    =======    =======    =======
Geographical mix:
  United States.........................................     90.0%      88.6%      79.5%      89.0%
  International.........................................     10.0%      11.4%      20.5%      11.0%

Gross margin:
  Product...............................................  $ 6,188    $ 5,563    $18,140    $19,084
  Service...............................................      688        104      1,592        399
                                                          -------    -------    -------    -------
  Total.................................................  $ 6,876    $ 5,667    $19,732    $19,483
                                                          =======    =======    =======    =======
Gross margin %:
  Product...............................................     66.9%      54.3%      62.3%      54.7%
  Service...............................................     60.2%      21.1%      54.7%      24.8%
  Total.................................................     66.2%      52.8%      61.6%      53.4%

    RTP product revenues decreased 10% and 17% for the three and nine-month periods ended July 2, 2000 compared to the same periods in fiscal 1999. Product revenues for the three months ended July 2, 2000 increased 9% from the preceding three-month period ended April 2, 2000. The decrease for the three-month period ended July 2, 2000 over the same period in the prior fiscal year is primarily due to the lower volume of refurbished product shipments and reduced shipments to Europe during the current period due to lower bookings. Shipments of the Pinnacle(3TM) increased during the third quarter of fiscal 2000 from the second quarter of fiscal 2000 to the same level as the third quarter of fiscal 1999 with the successful introduction of the add-on features incorporated in the Pinnacle(3)MD( TM) and SmartSim-TM-. The decrease from the comparable nine-month period resulted from lower sales volume of refurbished products and of Pinnacle(3) due to low bookings during the second quarter of fiscal 2000 and unusually high revenue during the first quarter of fiscal 1999, partially offset by higher revenue in Europe during the first six months of fiscal 2000.

    Gross margins for RTP product increased 11% and decreased 5%, respectively, for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999. The increase in gross margin for the three-month period compared to the prior fiscal year is due to the reduction in the cost of the Pinnacle(3) platform and the change in mix of product features sold during the period. The decrease in gross margin dollars for the nine-month period over the comparable prior year period is primarily due to the lower revenue from refurbished product during fiscal 2000 and lower Pinnacle(3) shipments during the first six months of fiscal 2000. These decreases were partially offset by the reduction in the cost of the Pinnacle(3) platform, the change in mix of product features sold during the current quarter and one-time non-ordinary charges recorded in the second quarter of fiscal 1999 for inventory obsolescence of $0.9 million. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. Gross margin increased as a percentage of revenue for the nine-month period compared to the prior year period due primarily to the third quarter fiscal 2000 lower cost structure of the Pinnacle(3) platform.

    RTP service revenues increased 132% and 81% for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999, due primarily to the commencement of separate RTP service contracts for software support during fiscal 2000. Service gross margins increased 562% and 299% for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999, due to the increase in the number of contracts, leveraging the cost structure.

HEALTHCARE INFORMATION SYSTEMS ("HCIS")

    HCIS revenues are generated from the sale and support of radiology and cardiology information systems and the support of the Company's legacy laboratory information systems. Summary information related to HCIS revenues and gross margins for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999 is as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          -------------------   -------------------
                                                          JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
Revenues:
  Product...............................................  $ 4,722    $ 7,249    $14,444    $15,138
  Service...............................................    2,874      3,662      9,596     11,482
                                                          -------    -------    -------    -------
  Total.................................................  $ 7,596    $10,911    $24,040    $26,620
                                                          =======    =======    =======    =======
Geographical mix:
  United States.........................................     98.2%      96.3%      96.9%      95.5%
  International.........................................      1.8%       3.7%       3.1%       4.5%

Gross margin:
  Product...............................................  $ 1,209    $ 2,768    $ 4,456    $ 5,707
  Service...............................................    1,367      1,865      4,772      6,153
                                                          -------    -------    -------    -------
  Total.................................................  $ 2,576    $ 4,633    $ 9,228    $11,860
                                                          =======    =======    =======    =======
Gross margin %:
  Product...............................................     25.6%      38.2%      30.9%      37.7%
  Service...............................................     47.6%      50.9%      49.7%      53.6%
  Total.................................................     33.9%      42.5%      38.4%      44.6%

    HCIS product revenues decreased 35% and 5% for the three and nine-month periods ended July 2, 2000, compared to the same periods in fiscal 1999. Product revenues for the three-month period ended July 2, 2000 increased $0.8 million, or 20%, compared to the preceding three-month period ended April 2, 2000. The decrease over the prior year is primarily due to lower revenue recognized for the Company's radiology product lines, primarily QuadRIS-TM-, and the loss of revenues for the Labstat-TM-product discontinued in the first quarter of fiscal 1999. These decreases were partially offset by the addition of the Image Management product line. The decrease for the nine month period over the comparable prior year period is due to the above factors and also partially offset by the prospective adoption of Statement of Position ("SOP") 97-2 "Software Revenue Recognition" as of the first quarter of fiscal 1999. The effect of adopting SOP 97-2 was to reduce revenue recognized within the first six months of fiscal 1999. The increase in revenue over the second quarter of fiscal 2000 is due primarily to an increase in Image Management revenue recognized in the period and to a lesser extent increased cardiology product.

    Gross margin for HCIS for the three and nine-month periods ended July 2, 2000 decreased 56% and 22%, respectively, from the corresponding periods in fiscal 1999. The decrease as a percentage of sales however was 33% and 18%, respectively. This decrease is primarily due to lower revenue absorbing a higher cost structure including staffing costs, information systems and software amortization and also the costs associated with the addition of the Image Management business unit during the third quarter of fiscal 2000. The decrease as a percentage of sales is lower due to actions in the prior quarter to reduce the cost structure having full effect during the current period. The decrease for the nine-month period is also attributable to the change in product mix to lower margin cardiology products in the first quarter of fiscal 2000.

    HCIS service revenues decreased 22% and 16% for the three and nine-month periods ended July 2, 2000, compared to the corresponding periods in fiscal 1999. This decrease is due primarily to significantly lower service revenues from the discontinued Labstat product, partially offset by slightly higher radiology and cardiology service revenue and the addition of service revenue on the Image Management products. Service gross margins decreased for the three and nine-month periods ended July 2, 2000 by 27% and 22%, respectively, compared to the corresponding periods in fiscal 1999, primarily due to lower revenue absorbing the fixed cost structure. Service gross margins as a percentage of revenue decreased at a lower rate compared to the prior year periods and increased compared to the second quarter of fiscal 2000 due to actions in the prior quarter to reduce the cost structure having full effect during the current period.

OPERATING AND OTHER EXPENSES:

    As a percentage of the Company's revenues, operating and other expenses for the three and nine-month periods ended July 2, 2000 and July 4, 1999 are as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          -------------------   -------------------
                                                          JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Operating expenses:
Marketing and sales.....................................     16.4%      20.1%      15.9%      18.6%
Research and development, net of software
  capitalization........................................      5.2%       6.0%       5.3%       5.2%
General and administrative..............................      9.3%      21.9%       8.9%      16.6%
Goodwill amortization...................................      0.6%       0.7%       0.6%       0.6%
Restructuring charge....................................       --        0.6%        --        1.5%
Settlement of litigation and related charges............       --         --        3.9%        --
                                                          -------    -------    -------    -------
                                                             31.5%      49.3%      34.5%      42.5%
                                                          =======    =======    =======    =======
Other expense, net......................................      1.1%       0.7%       1.2%       1.4%

    Marketing and sales expenses for the three and nine-month periods ended July 2, 2000 decreased $0.9 million, or 6%, and $5.4 million, or 11%, from the corresponding periods in the prior fiscal year. This decrease is primarily due to savings as a result of the restructuring of the European operation during fiscal 1999, and to a lesser extent cost control measures primarily within the RTP and HCIS organizations and lower commission expense.

    Research and development expenses, net of software capitalization, were flat for the three-month period ended July 2, 2000 and increased $0.7 million, or 5%, for the nine-month period ended July 2, 2000, over the corresponding periods in the prior fiscal year. Although the net expense for the three-month period is constant, the gross spending increased slightly on the Nuclear and C-PET product lines within MS. These costs were offset by higher software capitalization primarily within MS on the Skylight, C-PET and other products. The expense increase for the nine-month period is the result of flat net spending in the second and third quarters combined with fewer software projects meeting technical feasibility during the first quarter of fiscal 2000; therefore fewer projects met the criteria for capitalization. Several of the projects being capitalized during the first quarter of fiscal 1999 were completed late in fiscal 1999.

    General and administrative expenses for the three and nine-month periods ended July 2, 2000 decreased $8.5 million, or 51%, and $18.8 million, or 44%, respectively, from the corresponding periods in the prior fiscal year. This decrease is primarily due to one-time charges recorded in the second and third quarters of fiscal 1999 for increased bad debt reserves. See Note 11 "Fiscal 1999 Non-Ordinary Charges and Expenses" of the Notes to Condensed Consolidated Financial Statements. Also, additional expenses payable to outside legal counsel, accounting and other service providers related to the restatement of the Company's financial statements were recorded during the second and third quarters of fiscal 1999. The expense decrease was also due to improved cost control and monitoring, partially offset by investments in infrastructure in Finance and Administration and UGM in the first half of fiscal 2000.

    Goodwill amortization remained constant at $0.5 million per quarter for the three and nine-month periods ended July 2, 2000 compared to the corresponding periods of fiscal 1999. There was increased amortization of goodwill in fiscal 2000 related to the acquisition of UGM at the end of fiscal 1999 offset by goodwill resulting from earlier acquisitions reaching the end of its amortization life.

    The Company recorded a settlement charge in the first quarter of fiscal 2000 of $10.3 million representing its total costs, including legal fees, to settle the consolidated class action lawsuit and related derivative litigation pending against the Company. The settlements are contingent upon the satisfaction of numerous conditions, including among others, final court approval. See Note 7 "Litigation" of the Notes to Condensed Consolidated Financial Statements.

    The Company recorded a restructuring charge of $0.5 million and $3.8 million during the three and nine-month periods ended July 4, 1999, respectively, related to its international operations in order to improve the operations' profitability. See Note 5 "Restructuring Charges" of the Notes to Condensed Consolidated Financial Statements.

    Interest and other expense, net, which primarily consists of interest expense and foreign currency translation gains and losses, increased by $0.4 million, or 71%, and decreased by $0.4 million, or 12%, for the three and nine-month periods ended July 2, 2000, respectively, compared to the corresponding periods in the prior fiscal year. The increase for the three-month period resulted from higher borrowing rates on the Company's primary debt facility. The decrease in the nine-month period is due primarily to lower foreign exchange currency loss for the current year.

INCOME TAXES

    The estimated effective tax rate for fiscal year 2000 was adjusted in the third quarter of fiscal 2000 from 37% to 35%, resulting in an effective tax rate of 36% for that quarter. The estimated effective tax rate for fiscal year 1999 was adjusted in the third quarter of fiscal 1999 from 26% to 24%, resulting in an effective tax rate of 21% for that quarter.

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

    Cash provided by operating activities was $29.2 million in the first nine months of fiscal 2000. The primary source of cash was provided by operating income of $20.2 million, consisting of net income of $3.3 million adjusted by $16.9 million of non-cash charges, and after giving effect to changes in operating assets and liabilities of $9.0 million (net). Cash provided by changes in operating assets and liabilities was primarily generated by an increase in accounts payable of $11.1 million and a decrease in inventory of $5.9 million. These sources of cash were partially offset by a decrease in other accrued liabilities of $4.5 million, an increase in field service spares of $3.7 million and other items which netted to $0.2 million. The primary use of cash in operations for the first nine months of fiscal 1999 was a $30.1 million net loss, the increase of $22.1 million in accounts receivable and a reduction in accounts payable of $10.8 million, partially offset by a decrease of $35.2 million and $4.6 million in inventories and tax and other receivables, respectively, and an increase of $6.7 million in deferred revenues.

    Cash of $15.9 million was used for investing activities in the first nine months of fiscal 2000. This activity consisted primarily of $6.2 million, $7.8 million and $1.9 million for capital equipment expenditures, capitalized software expenditures and an increase in other assets and intangibles, respectively. Capital expenditures were primarily for computer equipment, data processing equipment, the enterprise software implementation in progress for the sales and service groups and demo equipment and transfers from inventory to engineering. Cash of $18.6 million was used for investing activities in the first nine months of fiscal 1999, consisting of $9.8 million, $5.9 million and $2.9 million for capital expenditures, capitalized software expenditures and other assets and intangibles.

    Financing activities used $10.0 million of cash in the first nine months of fiscal 2000. This was attributable to $13.1 million of payments against short-term borrowings and $1.2 million payment of capital lease obligations, partially offset by $4.3 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans. Financing activities provided $28.3 million of cash in the first nine months of fiscal 1999. This was primarily attributable to $24.3 million of increased borrowings to meet operational needs and $4.1 million of proceeds from common stock issued to employees under the Company's employee stock purchase and option plans.

    As of July 2, 2000 the Company had an $85.0 million revolving credit facility with a bank syndicate. The credit facility offers borrowings in either U.S. dollars or in foreign currencies and expires on March 29, 2002. The Company pays commitment fees and interest on its borrowings based on its debt level in relation to its cash flow. Commitment fees range from 0.25% to 0.75% of unused commitment, and interest rates are based on the banks' prime rate or LIBOR plus rates ranging from 1.0% to 2.5%. At July 2, 2000, the Company had $46.1 million available for borrowing under this facility. Due to the settlement of certain securities litigation and related charges, the results of the Company's operations in the first quarter of fiscal 2000 caused the Company to be out of compliance with it's financial covenants in the facility. On January 28, 2000, the Company and the bank syndicate signed an amendment increasing the credit facility from $75.0 million to $85.0 million and modifying the financial covenants, retroactively to include the first fiscal quarter of 2000, to be more reflective of the Company's recent financial performance. The Company was in compliance with these modified covenants in the first, second and third quarters of fiscal 2000.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in fiscal 2001.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25", which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

BUSINESS CONSIDERATIONS

    From time to time, the Company may disclose, through press releases, filings with the SEC or otherwise, certain matters that constitute forward looking statements within the meaning of the Federal securities laws. These statements, including the forward looking statements contained in this Form 10-Q, are generally prefaced with the language "we expect", "we believe", "the Company believes" or similar language, and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those projected, including without limitation those set forth below. These forward looking statements include statements concerning the Company's future bookings, revenue, expenses and earnings, the establishment of additional reserves and the taking of non-ordinary charges, increasing demand for and the profitability of the Company's products; the shift in the Company's business mix to more profitable products and the effect on the Company's gross margins and earnings; and the Company's market position, product leadership and future product offerings. Factors that could cause actual results to differ materially from those contained in such forward-looking statements include, but are not limited to, risks related to the growth prospects of the markets ADAC serves, including the PET market; the existence of significant competition in each of these markets and the potential effect on future sales, pricing and profitability; the Company's dependence on its ability to successfully and timely market, scale manufacturing capacity for, ship and install its existing and develop and commercialize new products product enhancements; the collectibility of the Company's receivables, changes to the Company's operating structure and charges and dislocations that may result therefrom; the impact of international economic conditions on the Company's business; and a number of other factors that can introduce variability into the Company's operating results, including the ability of the Company to timely convert bookings or backlog into revenue due to risks associated with completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Further information on these and other factors is found below. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such statements.

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

    In January 2000, the Company reached an agreement with the plaintiffs to settle the class action law-suit. The parties to the class action submitted a Stipulation of Settlement to the court for preliminary approval. On July 17, 2000, the Court preliminarily approved the settlement, certified the class for settlement purposes, and approved the notice of the settlement to be sent to class members. Notice has been sent to the settlement class. Pursuant to the class action settlement, the plaintiff class will receive $20 million in full settlement of their claims. In January, 2000, the Company also reached an agreement-in-principle to settle the derivative action; it is expected that the derivative settlement will be finalized in the near future and presented for court approval. Settlement of both of these actions is contingent upon the satisfaction of numerous conditions, including among others, final court approval. As a result of having reached these agreements, the Company recorded a non-ordinary pre-tax charge of $10.3 million in the first quarter of fiscal 2000, representing its total costs for the settlements after contribution by the insurance company, including $1.3 million for the related legal fees to bring these matters to a conclusion. During the nine months ended July 2, 2000, the Company made cash payments of $9.0 million against this accrual, consisting of $8.0 million in settlement costs and $1.0 million in related legal fees. As of July 2, 2000, approximately $1.3 million remained in the accrual.

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

COMPETITION

    The markets served by the Company are characterized by rapidly evolving technology, intense competition and pricing pressure. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of the Company's competitors have substantially greater capital, engineering, manufacturing and other resources than the Company. These competitors could develop technologies and products that are more effective than those currently used or marketed by the Company or that could render the Company's products obsolete or noncompetitive, which could have a material adverse effect on the Company's business. Competition in the markets served by the Company could result in pricing pressure, which could have a material adverse effect on the Company's gross margins.

DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

    ADAC's success is dependent upon the successful development, manufacture and sale of new products such as the C-PET and the development of enhancements to existing products. Because the markets in which the Company competes are highly competitive, the Company must continue to develop and successfully commercialize innovative new products and product enhancements in order to pursue its growth strategy. The development of new products and product enhancements entails considerable time and expense, including research and development costs, and the time, expense and uncertainty involved in obtaining any necessary regulatory clearances and scaling manufacturing capacity. Failure of the Company to develop, market, manufacture in volume or sell new products and enhancements effectively in future periods could have a material adverse effect on the Company's results of operations and financial condition.

SOUTH AMERICAN OPERATIONS

    A significant number of the Company's customers in its principal South American markets of Brazil, Argentina and Colombia are delinquent in making periodic payments due under the terms of sales previously made to them, many of which were supported by third-party financing arrangements that involve full or partial recourse to the Company. Deteriorating economic conditions and currency devaluations occurring primarily during fiscal 1999, and ineffective monitoring of delinquencies and collection efforts by the Company, may have all contributed to delays in the collection of accounts receivable from customers in these markets. During fiscal 1999 the Company renewed collection efforts and completed an evaluation of each receivable balance and recourse obligation to determine the level of reserves required for these customers. As a result of this evaluation, the Company revised its estimate of the recoverability of its South American receivables and recourse obligations during fiscal 1999 and provided additional reserves of $8.9 million. As of July 2, 2000 the Company had net South American receivables of $2.6 million and recourse contingencies of $0.3 million.

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

FUTURE OPERATING RESULTS

    The Company's future operating results may vary substantially from period to period. The timing and amount of revenues are subject to a number of factors that make estimation of revenues and operating results prior to the end of the quarter uncertain. The timing of revenues can be affected by delays in product introductions, timely scaling of manufacturing capacity, shipments and installation scheduling, as well as general economic and industry conditions. Furthermore, of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter, which is typical for the industry. Accordingly, results for a given quarter can be adversely affected if there is a substantial shortfall late in that quarter. In addition, the Company's bookings and backlog cannot necessarily be relied upon as an accurate predictor of future revenues as the timing of such revenues is dependent upon completion of customer site preparation and construction, installation scheduling, receipt of applicable regulatory approvals, customer financing and other factors. Accordingly, there can be no assurance that orders will mature into revenue. The Company has accounts receivable due from customers in Latin America. Recent changes in economic conditions in that region, including the devaluation of Brazilian currency, may adversely affect the Company's ability to collect these accounts receivable. If the Company were unable to collect a substantial majority of these accounts receivable, the Company's results of operations for a quarterly period could be adversely affected.

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

    The Company incurred Year 2000 costs of approximately $1.2 million of which $0.7 million was incurred during the nine-months ended July 4, 1999. This amount does not include any reserves for any potential future customer or other claim related to Year 2000 compliance, which claim, if brought, could have a material adverse effect on the Company.

HEALTHCARE REFORM; REIMBURSEMENT AND PRICING PRESSURE

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

VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock is and is expected to continue to be subject to significant fluctuations in response to variations in anticipated or actual operating results, market speculation, announcements of new products or technology by the Company or its competitors, changes in earnings estimates by the Company's analysts, trends in the healthcare industry in general and other factors, many of which are beyond the control of the Company. In addition, broad market fluctuations as well as general economic or political conditions or initiatives, such as healthcare reform, may adversely impact the market price of the Common Stock regardless of the Company's operating results.

MARKET RISK

FOREIGN CURRENCY EXCHANGE

    The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposures relate to transaction exposures and translation exposures. Transaction exposure is any monetary assets or liabilities denominated in a non-functional currency. Non-functional currency is any currency other than the company's reporting currency. For example, the Company's US functional currency is USD. Therefore, any assets or liabilities that are on the Company's US books that are not in USD are nonfunctional currency. The company has started hedging on transaction exposure. Translation exposure occurs by the need to convert foreign currency financial statements into USD for consolidation. The company does not hedge against translation exposure.

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

Date: August 14, 2000                                  ADAC LABORATORIES
                                                       (REGISTRANT)

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